Form 10QSB
period 1995-12-31
SOLIGEN TECHNOLOGIES INC
filed 1996-05-08
CIK 916460

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1995

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______


COMMISSION FILE NUMBER 1-12694

SOLIGEN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)


WYOMING                                      95-4440838
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

19408 LONDELIUS STREET, NORTHRIDGE, CALIFORNIA  91324
(Address of principal executive offices, including zip code)

ISSUER'S TELEPHONE NUMBER: 818/718-1221


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days.    YES  [X]      NO  [  ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF JANUARY 26, 1996, THE ISSUER HAD 28,913,330 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.
Transitional Small Business Disclosure Format:      YES  [  ]      NO  [X]

The Index to Exhibits appears on page 18 of this document.

SOLIGEN TECHNOLOGIES, INC.
FORM 10-QSB

TABLE OF CONTENTS


                                                       PAGE
PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements   . . . . . . . .      3
Item 2.        Management's Discussion and Analysis       12

PART II.  OTHER INFORMATION
Item 1.        Legal Proceedings                          15
Item 6.        Exhibits and Reports on Form 8-K           16

SIGNATURES     . . . . . . . . . . . . . . . .            17

INDEX TO EXHIBITS     . . . . . . . . . .  . .            18
PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Soligen Technologies, Inc. ("STI") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year end consolidated financial statements and notes thereto included in STI's Annual Report on Form 10-KSB for the year ended March 31, 1995 and STI's 1995 Annual Report to Shareholders.

The results of operations for the interim period presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

On June 30, 1994, STI's wholly-owned subsidiary, Altop, Inc. ("Altop"), acquired substantially all of the assets (and assumed many of the liabilities) of A-RPM Corporation, a foundry and machine shop located in Santa Ana, California. The assets and liabilities of Altop as of December 31, 1995 and March 31, 1995 are reflected in STI's Consolidated Balance Sheet. STI's Statement of Operations and Statement of Cash Flows for the period ended December 31, 1995 include Altop operations for the eighteen months subsequent to the acquisition. Pro forma information reflecting operations of STI, including operations of A-RPM prior to the acquisition, for purposes of comparison, are reflected in Note E.

SOLIGEN TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED PREPARED BY MANAGEMENT)
     ($000)

                                                                 12/31/95       03/31/95
ASSETS                                                                          (Audited)
Current Assets:

     Cash (Note B)                                               $  1,384       $    331
     Accounts Receivable, net                                         463            107
     Inventories (Note C)                                             323            232
     Prepaid Expenses                                                  55             52
                                                                 ---------      --------
     Total Current Assets                                           2,225            722

Property, Plant and Equipment:
     net of accumulated depreciation and amortization               1,180          1,210
Goodwill : net of accumulated amortization                            561            619
Other Assets:                                                          51             46
                                                                  -------       --------
     Total Assets                                                $  4,017       $  2,597
                                                                  =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                       $    826       $    891
     Deferred Revenue (Note D)                                        110            226
     Notes payable (Note F)                                           223            210
                                                                 ---------      --------
     Total Current Liabilities                                      1,159          1,327

Contingent Liabilities: (Note G)

Notes payable, net of current portion:                                336            445
                                                                 ---------      ---------
     Total Liabilities                                              1,495          1,772

Stockholders' Equity:
     Soligen Technologies, Inc. common stock no par value;
     authorized, 50,000,000 shares; issued and outstanding,
     28,913,330 shares, net of share issuance costs at 12/31/95     8,235          5,450
     and 23,273,330 shares outstanding at 3/31/95

     Deficit accumulated during development stage                 (5,713)        (4,625)
                                                                  -------       --------
     Total Stockholders' Equity                                     2,522            825
                                                                  -------       --------
     Total Liabilities and Stockholders' Equity                  $  4,017       $  2,597
                                                                  =======       ========

SOLIGEN TECHHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED - PREPARED BY MANAGEMENT)

                                                                    Nine Months Ended                    From Inception
                                                                 12/31/95       12/31/94                     4/1/92
REVENUES:
     DSPC PRODUCTION CENTER                                      $    611       $      0                 $      705
     PRODUCTION PARTS                                               1,043            704                      2,089
     MACHINE REVENUES                                                 220            326                      1,338
     ENGINEERING CONTRACTS                                            188             47                        317
                                                                 -------------  --------                   --------

     TOTAL REVENUES                                                 2,062          1,077                      4,449

COST OF REVENUES:                                                   1,378            859                      2,776
                                                                 -------------  ---------                   -------
     GROSS MARGIN                                                     684            218                      1,673
                                                                 -------------   -------                    -------
EXPENSES:
     RESEARCH AND DEVELOPMENT                                         719            831                      3,901
     SELLING                                                          338            170                        975
     GENERAL AND ADMINISTRATIVE                                       715            758                      2,510
                                                                 -------------   -------                    -------

     TOTAL EXPENSES                                                 1,772          1,759                      7,386

     NET LOSS                                                    $(1,088)       $(1,541)                 $  (5,713)
                                                                 ===========    =========                ==========
     NET LOSS PER SHARE                                          $(0.042)       $(0.073)
                                                                 (4.2 CENTS)    (7.3 CENTS)



SOLIGEN TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - PREPARED BY MANAGEMENT)

                                                                 Three Months Ended
                                                                 12/31/95       12/31/94

Revenues:
DSPC Production Center                                           $    229       $      0
     Production Parts                                                 391            276
     Machine Revenues                                                  66            212
     Engineering Contracts                                             67             47
                                                                   ------         ------
     Total Revenues                                                   753            535

Cost of Revenues:                                                     506            407
                                                                   ------         ------
     Gross Margin                                                     247            128
                                                                   ------         ------
Expenses:
     Research and Development                                         232            229
     Selling                                                          153             75
     General and Administrative                                       194            250
                                                                   ------         ------
     Total Expenses                                                   579            554
                                                                   ------         ------
     NET LOSS                                                    $  (332)       $  (426)
                                                                   ======         ======
NET LOSS PER SHARE                                               $(0.011)       $(0.020)
                                                                 (1.1 cents)    (2 cents)



SOLIGEN TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
        ($000)

                                                                 Nine Months Ended                       From Inception
                                                                 12/31/95       12/31/94                   04/01/92
Cash Flows from Operating Activities:
     Net Loss                                                    $(1,088)       $(1,541)                 $  (5,713)
     Depreciation and Amortization                                    337            153                        663
     Decrease (Increase) in Accounts Receivable                     (356)          (209)                      (388)
     Decrease (Increase) in Inventories                              (91)          (449)                      (260)
     Decrease (Increase) in Prepaid Expenses & Other Assets           (8)           (24)                       (64)
     Increase (Decrease) in Accounts Payable & Accrued Expenses      (65)            245                        353
     Increase (Decrease) in Deferred Revenue                        (116)            150                         46
                                                                 --------       --------                   --------
     Net Cash Flows Used in Operating Activities                 $(1,387)       $(1,675)                 $  (5,363)

Cash Flows from Investing Activities:
     Acquisition of Property, Plant and Equipment                   (249)          (219)                    (1,221)
     Maturity of Investments                                            0          (351)                          0
     Payment for Purchase of A-RPM                                      0              0                      (100)
                                                                 --------       --------                   --------
     Net Cash Used in Investing Activities                       $  (249)       $  (570)                 $  (1,321)

Cash Flows from Financing Activities:
     Payments on Notes Payable                                       (96)              1                      (178)
     Proceeds from Issuance of Debt                                     0              0                         15
     Advances from WDF Capital Corporation                              0              0                        620
     Cash received from reverse acquisition                             0              0                      1,299
     Cash received from Private Placements net of issuance costs    2,785            845                      4,292
     Cash received from options/warrants exercised                      0              0                      2,020

     Net Cash Provided by Financing Activities                   $  2,689       $    846                 $    8,068

     Net Increase (Decrease) of Cash                                1,053        (1,399)                      1,384

     Cash at Beginning of Period                                      331          2,005                          0
                                                                 --------       ---------                  --------
     Cash at End of Period                                       $  1,384       $    606                 $    1,384
                                                                 ========       ========                   ========



SOLIGEN TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
     ($000)

                                                                 Three Months Ended
                                                                 12/31/95       12/31/94
Cash Flows from Operating Activities:
     Net Loss                                                    $  (332)       $  (426)
     Depreciation and Amortization                                    109             89
     Decrease (Increase) in Accounts Receivable                      (70)              5
     Decrease (Increase) in Inventories                              (99)           (65)
     Decrease (Increase) in Prepaid Expenses & Other Assets           (7)           (12)
     Increase (Decrease) in Accounts Payable & Accrued Expenses     (294)           (30)
     Increase (Decrease) in Deferred Revenue                         (93)           (63)
                                                                 --------       --------
     Net Cash Flows Used in Operating Activities                 $  (786)       $  (502)

Cash Flows from Investing Activities:
     Acquisition of Property, Plant and Equipment                    (30)            (2)

Cash Flows from Financing Activities:
     Payments on Notes Payable                                       (30)            150
     Cash received from Private Placements net of issuance costs      36             695
                                                                  -------       --------
     Net Cash Provided by Financing Activities                   $      6       $    845

     Net Increase (Decrease) of Cash                                (810)            341

     Cash at Beginning of Period                                    2,194            265
                                                                 ---------       -------
     Cash at End of Period                                       $  1,384       $    606
                                                                 =========      ========














SOLIGEN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
December 31, 1995

NOTE A - BASIS OF PRESENTATION:
- -------------------------------

The accompanying unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the financial position and results of operations, have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, please refer to the consolidated financial statements and the accompanying footnotes included in the Company's Annual Report for the fiscal year ended March 31, 1995. Except as otherwise noted, all amounts have been expressed in thousands of U.S. dollars.

NOTE B - CASH:
- --------------

Cash includes interest-bearing bank deposits that can be withdrawn without penalty.

NOTE C - INVENTORIES:
- ---------------------

Inventories consist of the following:

                              12/31/95
                              --------
     Raw Materials            $   188
     Work in Process               82
     Finished Goods                53
                              --------

     Total Inventory          $   323
                              ========
NOTE D - DEFERRED REVENUE:
- --------------------------

Deferred revenues relate to the production and distribution of machines (as opposed to the "Parts Production" category of revenues), and Engineering Contracts. The Machine Revenue deferrals result from the Company's issuance of licenses to use the machines, or to support the machines in the form of maintenance, rather than the outright sale of the machines. The deferrals become income in future periods varying between six months and an estimated two year machine life, after which the machine may be upgraded to reflect technological enhancements.
                               End of Deferral         12/31/95
                               ---------------        ---------

     License Fees                  11/30/96       $          50
     Usage Fees                     7/31/96                  30
     Maintenance Fees               7/31/96                  25
     Deposits                       1/31/96                   5
                                                       --------


     Total Deferred Revenue                       $         110


NOTE E - ACQUISITION OF A-RPM:
- ------------------------------

On June 30, 1994, STI's wholly-owned subsidiary, Altop, Inc. acquired substantially all of the assets of A-RPM Corporation, a foundry and machine shop located in Santa Ana, California. The acquisition price was $420, paid for with $100 of cash and $320 in notes payable.

The following pro forma results of operations were prepared under the assumption that the acquisition had occurred at the beginning of each period shown. The historical results of operations for the two companies were combined and pro forma adjustments made to allow for goodwill and interest on debt related to the acquisition.

     Soligen Technologies, Inc.
     Statements of Operations

                                       Nine Months Ended
                               --------------------------------
                              12/31/95                12/31/94
                               ---------              ---------
                                Actual                 Proforma

Revenues                       $      2,062       $       1,546

Net Profit(Loss)                    (1,088)             (1,558)

Net Profit(Loss)
per share                      $     (.042)       $      (.072)
                                (4.2 cents)         (7.2 cents)


NOTE F - NOTES PAYABLE:
- -----------------------
Debt consists of the following at December 31, 1995:
                                                                 12/31/95
                                                                 --------
Notes payable to former owners of A-RPM,                         $    305
collateralized by equipment and furnishings,
bearing interest at 8%, interest payable quarterly, $85 currently due and $220 due in 2000 (see Part II, Item 1)
Capital leases                                                        234
Other notes to non-related parties, bearing interest
from 8.125% to 12.3%, due at various dates through 1997.               20
                                                                   ------
Total capital leases and notes payable                                559
Less current portion                                                (223)
                                                                   ------
Long term portion                                                $    336
                                                                    =====

NOTE G - CONTINGENT LIABILITIES
- -------------------------------

MIT License: Soligen and the Massachusetts Institute of Technology ("MIT") entered into an agreement under which MIT granted Soligen an exclusive license to develop, manufacture, market and sell products utilizing certain technology and processes patented by MIT. Terms of said agreement state that Soligen must reimburse MIT for any fees incurred by MIT for the prosecution, filing and maintenance of all patent rights.

Under the terms of the license, Soligen is required to generate the following minimum sales levels:

     Period                                              Amount of Net Sales
     ------                                              --------------------
     October 1991 to October 1994                        $       1,000

     November 1994 to October 1996                       $       2,500

     November 1996 to October 1997                       $       7,250

     November to October thereafter                      $      15,000

In addition, Soligen has an obligation to pay to MIT a royalty in the amount of 4.5% of "Net Sales" on a quarterly basis, subject to a minimum annual royalty of $50 due on December 31, 1994 and December 31 in each year thereafter. The license provides that if Soligen fails to perform the sales minimums or pay the obligations delineated above, such failure will be grounds for MIT to terminate the License on 90 days' notice to Soligen.

The Company has met the requirement for minimum net sales of $1 million for the period between November 1991 to October 1994, and $2.5 million for the period between November 1994 to October 1996.

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of Soligen Technologies, Inc.
 ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto (see Part I, Item 1). Except as otherwise noted, all amounts have been expressed in thousands of U.S. dollars.

OVERVIEW

Parts Now(Registered Trademark) is designed to be a "one stop shop" for metal parts, a service the Company plans to launch in stages. Unlike traditional manufacturing of metal parts, where the production tooling must be made prior to producing a first article (or prototype), the Company utilizes its proprietary DSPC(Registered Trademark) technology to create the first article before production tooling is made. Once the customer approves the first article, the Company will utilize its DSPC(Registered Trademark) technology to generate the tooling, and then use this tooling to manufacture production quantities. In both cases the CAD file of the customer is the master.

As part of this strategy Altop, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of A-RPM Corporation, an aluminum foundry and machine shop located in Santa Ana, California. Altop then implemented a program to enhance the quality of the production plans used for its customers, and prepare itself to gradually use tooling made at the DSPC Production Center for production quantities.

As of December 31, 1995, the Company is continuing its transition from a development stage company into a manufacturing/service company with continuing revenues from operations. The Company is engaged in two major revenue-generating product lines:

1. DSPC PRODUCTION CENTER revenues result from the production and sale of first article and short run quantities of cast metal parts made directly from the customer's CAD file, and from the manufacture of production tooling from the same customer CAD file. Revenues for this product line were initiated in the quarter ended March 31, 1995.

2. PRODUCTION PARTS revenues result from the production and sale of production quantities of cast and machined metal parts for industrial customers. The Company began generating revenues in this area, through Altop, its aluminum foundry and machine shop, in July 1994.

Additionally, the Company is engaged in two peripheral activities that generate revenues:

1. MACHINE REVENUES result from the distribution and maintenance of DSPC machines. Initially this involved the sale of machines, but the Company's strategy now is to generate revenues by selling licenses to operate DSPC Machines, as well as maintenance and opportunity for upgrades. This category of revenues was the Company's first product line, initiated in the fiscal year ended March 31, 1993, but now has become a minor product line.

2. ENGINEERING CONTRACTS revenues involve participation in research projects wherein Soligen provides technological expertise. Revenues in this product line were initiated in the quarter ended December 31, 1994. This is a minor product line for the company.

RESULTS OF OPERATIONS

For the third quarter of fiscal 1996 the Company reported revenues as compared to the same quarter of the previous year, and as compared to the quarter immediately previous, as follows ($000):




                     Three Months Ended
                               Dec 31, 1995       Sept 30, 1995  Dec 31, 1994
DSPC Production
Center                         $        229       $         258  $      --

Production Parts (Altop)                391                 265        276

Machine Revenues                         66                  76        212

Engineering Contracts                    67                  72         47
                               ------------       -------------  ---------
Total                          $        753       $         671  $     535





For the three quarters ended December 31, 1995, the Company reported revenues as compared to the same three quarters of the previous year, and as compared to the three quarters immediately previous, as follows ($000):



                                             Nine Months Ended
                               Dec 31, 1995       Sept 30, 1995  Dec 31, 1994
DSPC Production Center         $        611       $         476  $      --

Production Parts (Altop)              1,043               1,007        704 *

Machine Revenues                        220                 199        326

Engineering Contracts                   188                 203         47
                               ------------       -------------  ---------
Total                          $      2,062       $       1,885  $   1,077





*Production Parts revenues began on July 1, 1994; as such, this chart reflects only six months' operations during the nine months ended December 31, 1994. Pro forma operations, including unaudited results of the Santa Ana subsidiary prior to its relationship with the Company, are provided in Footnote E to the Financial Statements.

Corporate revenues grew by $82, or 12% during the three months ended December 31, 1995, over the previous three months (ended September 30, 1995). This growth was in the two major product lines, which grew by $97, or 19%. This increase was mainly in Customer Parts (Altop), which grew by 48% over the previous quarter, while DSPC Production Center revenues were slightly lower (10%). The Company's minor product lines were 9% lower than in the prior quarter. Corporate revenues grew by $218, or 41% in the current quarter, when compared to the same quarter of the previous year.

As revenues increased from the three months ended December 31, 1995, over the same quarter of the previous year, the Gross Margin also increased, from $128 to $247. These comparisons have similar results when relating operations during the nine months ended December 31, 1995 to the nine months ended December 31, 1994, i.e. the same period of the previous year.

Expenditures on Research and Development for the quarter were slightly higher than the same period of the previous year, but on a year to date basis (nine months ended December 31) were lower in the current year by $112. The year to date reduction is due to the revenues and costs associated with the DSPC Production Center product line, which entered the operational stage in January 1995. In the prior year costs related to this product line were wholly of a development nature until the fourth quarter, while only a portion of these costs are developmental in nature in the current year.

Selling costs were up from $75 to $153 for the three months ended December 31, 1995 over the previous year. Similarly, for the nine month (year to date) period ended December 31, 1995, selling costs are up from $170 to $338 in the current year. This increase is caused by the formation of a sales staff in the current year, which largely resulted in the increase in revenues.

General and Administrative expenses were lower in the current year, as opposed to the prior year, largely as a result of the closure of the DTM Lawsuit (see Legal Proceedings, Part II, Item 1).

The Company's net loss was $332 during the three months ended December 31, 1995, as compared to a loss of $426 over the comparable three months of the preceding year. Net loss per share was $0.011 (one and one-tenths cent) per share for the three months ended December 31, 1995, as compared to a loss per share of $0.02 (two cents) for the three months ended December 31, 1994.


CASH AND SOURCES OF LIQUIDITY

As of December 31, 1995, the Company had $1,384 in cash. The transition of the Company to a manufacturer/distributor, as described earlier, has caused the company to invest in Accounts Receivable, Inventories and Property, Plant and Equipment as part of growing operations.

During the quarter ended September 30, 1995, the Company had raised approximately $2,475 (two million four hundred seventy-five thousand dollars) in additional capital in exchange for 4,500,000 shares of the Company's common stock and additional stock purchase warrants.

On January 30, 1996 the Company raised an additional $509 (five hundred nine thousand dollars) in exchange for 925,000 shares of the Company's common stock and stock purchase warrants, exerciseable within three years for 925,000 shares of common stock at $1.50 per share.


PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

All amounts have been expressed in thousands of U.S. dollars, except where otherwise noted.

DTM LAWSUIT

In February 1994, DTM Corporation of Austin, Texas ("DTM") filed a lawsuit against Soligen, alleging infringement of a United States patent of which DTM is the assignee (the "Housholder" patent). An agreement was signed during the quarter ended September 30, 1995, which was intended to settle the patent infringement lawsuit and to resolve, without further litigation by DTM, related patent disputes between DTM and MIT that impacted both Soligen and other MIT licensees of Three Dimensional Printing (3DP(Trademark)) technology.

The Agreement provided for the issuance of 50,000 shares of the Company's common stock to DTM, and the issuance of an additional 50,000 shares contingent upon the final outcome of the pending petition for reexamination of the Housholder patent. The Agreement did not provide for any cash payments from the Company to
DTM.  The first 50,000 shares have been issued to DTM.   The liability for the
 contingent 50,000 shares is also included in the liabilities in the December 31, 1995 Consolidated Financial Statements.

A-RPM DISPUTE

On June 30, 1994, STI's wholly-owned subsidiary, Altop, Inc. ("Altop") acquired substantially all of the assets (and assumed certain of the liabilities) of ARPM Corporation ("A-RPM"), a foundry and machine shop located in Santa Ana, California. On March 22, 1995, Altop filed an action in the Superior Court of the State of California for Orange County against A-RPM and its shareholders for breach of contract and misrepresentations related to the June 30, 1994 "Asset Purchase Agreement" between Altop, the Company, A-RPM, and A-RPM's shareholders.
 On May 19, 1995, A-RPM filed a response and cross-complaint for enforcement of Promissory Notes and a Security Agreement. (For further information, please see "Legal Activity - A-RPM" in "Management's Discussion and Analysis" of STI's 1995 Annual Report to Shareholders.)

In a related activity, on September 15, 1995, MTC Engineering, Inc. of California ("MTC") filed a lawsuit in the Superior Court of the State of California for Orange County against Altop through a Power of Attorney given to the former owner of A-RPM. The action alleges that MTC is the owner of certain tooling, patterns, programs, plans and other materials that are in the possession of Altop. Alternatively, MTC seeks damages equal to the value of the property, alleged to be approximately $100. MTC also seeks compensatory and punitive damages in amounts to be proven at trial. Many of these items were previously in the possession of A-RPM and were delivered to Altop at the time of its June 1994 acquisition of the assets of A-RPM. Other of these were produced by Altop subsequent to the June 1994 acquisition. MTC's motion for a temporary restraining order was denied by the Superior Court. MTC's motion for a "writ of possession" was partially accepted with respect to materials delivered to Altop as part of the acquisition; these materials were delivered to MTC in November 1995. Altop and Soligen intend to contest the case and, on October 16 1995, filed a cross-complaint against MTC and the former owner of A-RPM.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
 (a)Exhibits:


Exhibit 2.1. Share Exchange Agreement and Amendments  *
Exhibit 2.2. MIT Share Acquisition Agreement  *
Exhibit 2.3. Escrow Agreement  *
Exhibit 2.4. Pooling Agreement  *
Exhibit 3.1. Articles of Incorporation of Soligen Technologies, Inc.  *
Exhibit 3.2. Bylaws of Soligen Technologies, Inc.  *
Exhibit 3.3. First Amendment to Bylaws  **
Exhibit 10.1 License Agreement and Amendments *
Exhibit 10.2 Amendment to License Agreement  ***
Exhibit 10.3 Stock Option Plans  *
Exhibit 10.4.Form of Subscription Agreement for 9/93 Private Placement ***
Exhibit 10.5.Form of Subscription Agreement for 6/95 Private Placement.  #
Exhibit 10.6.Form of Subscription Agreement for 9/95 Private Placement.   #
Exhibit 11.  Statement re: Computation of Per Share Earnings.


* Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on December 20, 1993.

**   Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 22, 1994.

*** Incorporated by reference to Form 10-KSB filed by the Company on June 19, 1995.

**** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 7, 1994.

#    Incorporated by reference to Form 10-QSB filed by the Company on
November 13, 1995.


  (b) There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


(REGISTRANT)                  SOLIGEN TECHNOLOGIES, INC.
(DATE)              February 9, 1996    .
BY (SIGNATURE)      /s/ Yehoram Uziel
(TITLE)             President, CEO and Chairman of the Board
                    (Principal executive officer)


(DATE)              February 9, 1996.
BY (SIGNATURE)      /s/ Walter J. Schulte
(TITLE)             Vice President and Chief Financial Officer
                    (Principal financial officer and principal accounting
                     officer)

SOLIGEN TECHNOLOGIES, INC.
FORM 10-QSB

INDEX TO EXHIBITS

EXHIBIT                                                        METHOD OF FILING
                                                              ------------------

Exhibit 2.1.   Share Exchange Agreement and Amendments. . . . . . . . . .  *
Exhibit 2.2.   MIT Share Acquisition Agreement. . . . . . . . . . . . . .  *
Exhibit 2.3.   Escrow Agreement     . . . . . . . . . . . . . . . . .  .   *
Exhibit 2.4.   Pooling Agreement     . . . . . . . . . . . . . . . . .     *
Exhibit 3.1.   Articles of Incorporation of Soligen Technologies, Inc.     *
Exhibit 3.2.   Bylaws of Soligen Technologies, Inc.     . . . . . . . .    *
Exhibit 3.3.   First Amendment to Bylaws     . . . . . . . . . . . . . .   **
Exhibit 10.1.  License Agreement and Amendments     . . . . . . . . .     .*
Exhibit 10.2.  Amendment to License Agreement     . . . . . . . . .. . .   ***
Exhibit 10.3.  Stock Option Plans     . . . . . . . . . . . . . . .. . .   *
Exhibit 10.4.  Form of Subscription Agreement for 9/93 Private Placement   ****
Exhibit 10.5.  Form of Subscription Agreement for 6/95 Private Placement   #
Exhibit 10.6.  Form of Subscription Agreement for 9/95 Private Placement   #
Exhibit 11.    Statement re: Computation of Per Share Earnings     . Filed
herewith
electronically
Exhibit 27     Financial Data Schedules                              Filed
herewith
electronically





* Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on December 20, 1993.

**   Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 22, 1994.

*** Incorporated by reference to Form 10-KSB filed by the Company on June 19, 1995.

**** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 7, 1994.

#    Incorporated by reference to Form 10-QSB filed by the Company on November
 13, 1995.