Form 10QSB
period 1996-06-30
SOLIGEN TECHNOLOGIES INC
filed 1996-08-15
CIK 916460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______


COMMISSION FILE NUMBER 1-12694


SOLIGEN TECHNOLOGIES, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


WYOMING                          95-4440838
(STATE OR OTHER JURISDICTION OF  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)

19408 LONDELIUS STREET
NORTHRIDGE, CALIFORNIA  91324
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(818) 718-1221
(ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days.      Yes  [X]      No  [  ]

Number of shares of issuer's common stock outstanding as of August 1, 1996:
29,738,330


Transitional Small Business Disclosure Format:      Yes  [  ]      No  [X]

                              SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



Page
PART I.   FINANCIAL INFORMATION
Item 1.        Consolidated Financial Statements

          Consolidated Balance Sheets at June 30, 1996 and March 31, 1996.........  3
          Consolidated Statements of Operations for the Three Months Ended
          June 30, 1996 and 1995..................................................  4
          Consolidated Statements of Cash Flows for the Three Months Ended
          June 30, 1996 and 1995..................................................  5
          Notes to Consolidated Financial Statements..............................  6
Item 2.        Management's Discussion and Analysis of Financial Condition and
          Results of Operations...................................................  7

PART II.  OTHER INFORMATION
Item 1.        Legal Proceedings..................................................  11
Item 4.        Submission of Matters to a Vote of Security Holders................  12
Item 6.        Exhibits and Reports on Form 8-K...................................  12

          Signatures..............................................................  13

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS


                                                   JUNE 30,         MARCH 31,
                                                     1996            1996
                                     ASSETS

Current Assets:
  Cash                                           $ 575,000       $  1,189,000
  Accounts receivable                              383,000            447,000
  Inventories                                      180,000            167,000
  Prepaid expenses                                  48,000             55,000
                                                ----------         ----------
          Total current assets                   1,186,000          1,858,000
                                                ----------         ----------
Property, plant and equipment
  Property, plant and equipment                  1,928,000          1,882,000
  Less allowance for depreciation and
      amortization                                 724,000            625,000
                                                ----------         ----------
           Net property, plant and equipment     1,204,000          1,257,000

Other assets                                        77,000             63,000
                                                ----------         ----------
          TOTAL ASSETS                          $2,467,000         $3,178,000
                                                ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                $   362,000        $   380,000
  Accounts payable and accrued expenses            618,000            780,000
  Deferred revenue                                  45,000             38,000
                                               -----------        -----------
          Total current liabilities              1,025,000          1,198,000

Notes payable, net of current portion              161,000            146,000
                                                ----------          ---------
                      Total liabilities          1,186,000          1,344,000
Stockholders' equity:
  Common stock, no par value
    Authorized -- 50,000,000 shares
    Issued and outstanding --
      29,738,330 shares                          8,631,000          8,631,000
  Accumulated deficit                           (7,350,000)        (6,797,000)
                                                ----------         ----------
Total stockholders' equity                       1,281,000          1,834,000
                                                ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $2,467,000         $3,178,000
                                                ==========         ==========

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                        THREE MONTHS ENDED
                                                             JUNE 30
                                                     1996                1995
REVENUES
  Parts Now (Trademark)                        $    88,000        $     --
  DSPC(Registered trademark) production            128,000            124,000
  Production parts                                 291,000            387,000
  DSPC technology                                   36,000            127,000
                                               -----------           --------
          Total revenues                           543,000            638,000

COST OF REVENUES                                   467,000            446,000
                                               -----------           --------
          Gross profit                              76,000            192,000
                                               -----------           --------
OPERATING EXPENSES
  Research and development                         284,000            216,000
  Selling                                          179,000             80,000
  General and administrative                       261,000            291,000
                                               -----------           --------
          Total operating expenses                 724,000            587,000
                                               -----------           --------

OTHER INCOME (EXPENSE)
  Interest income                                   11,000              3,000
  Interest expense                                  (7,000)           (13,000)
  Other                                             90,000               --
                                               -----------            -------
        Total other income (expenses)               94,000            (10,000)
                                               -----------        -----------
          NET LOSS                            $  (554,000)        $  (405,000)
                                               ===========        ===========
          NET LOSS PER SHARE                       $(0.02)            $(0.02)
                                                   -------            -------

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                                       THREE MONTHS ENDED
                                                            JUNE 30
                                                        1996            1995
Cash flows from operating activities:
  Net loss                                         $  (554,000)        $  (405,000)
      Depreciation and amortization                     99,000             127,000
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable      64,000            (203,000)
        Decrease (increase) in inventories             (13,000)             40,000
        Decrease in prepaid expenses                     7,000               3,000
        Increase (decrease) in accounts payable       (161,000)            130,000
        Increase in deferred revenues                    7,000              39,000
             Increase in other assets                  (14,000)             (9,000)
                                                    -----------         ----------
       Net cash by used for operating activities      (565,000)           (278,000)
                                                    -----------         ----------
Cash flows from investing activities:
  Additions to property, plant and equipment           (46,000)           (171,000)
                                                   ------------         -----------
Net cash used for investing activities                 (46,000)           (171,000)

Cash flows from financing activities:
  Net borrowings (payments) under notes payable            --               19,000
  Principal payments under capital lease
    obligations                                         (3,000)               --
Proceeds from private placements, net of
    issuance costs                                         --              600,000
                                                    -----------         ----------
         Net cash provided by (used for)
          financing activities                          (3,000)            619,000
                                                    -----------         ----------
  Net increase (decrease) in cash and
         cash equivalents                             (614,000)            170,000

         Beginning of period                         1,189,000             331,000
                                                    -----------         ----------
         End of period                             $   575,000          $  501,000
                                                    ===========         ==========

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three month periods ended June 30, 1996 and June 30, 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1996 is derived from Soligen Technologies, Inc's 1996 Form 10-KSB. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.


INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                              JUNE 30, 1996
                              -------------

     Raw materials                $  80,000
     Work in process                 51,000
     Finished goods                  49,000
                                  ---------
     Total inventory              $ 180,000
                                  =========

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center and includes both machine and customer parts revenues. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses to use the machines, or to support the machines in form of maintenance, rather than the outright sales of machines.

NOTES PAYABLE

Debt consists of the following at June 30, 1996:
                                                              6/30/96

Notes payable to former owners of A-RPM, collateralized     $  305,000
by equipment and furnishings, bearing interest at 8%, interest payable quarterly, $85,000 currently due and $220,000 due in 2000 (see Part II, Item 1).

Capital leases                                                 208,000

Other notes to non-related parties, bearing interest from       10,000
8.125% to 12.3%, due at various dates through 1997
                                                            ----------
Total capital leases and notes payable                         523,000

Less current portion                                          (362,000)
                                                            -----------
Long term portion                                           $  161,000
                                                            ==========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of Soligen Technologies, Inc.("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto (see Part I, Item 1). Except as otherwise noted, all amounts have been expressed in thousands of U.S. dollars.


OVERVIEW

Based on technology licensed from MIT, the Company has developed, a proprietary technology known as Direct Shell Production Casting (DSPC (Registered Trademark)). The DSPC process enables the automatic creation of ceramic molds ("Shells") similar to those commonly used in metal casting, directly from a Computer Aided Design (CAD) file. DSPC is the only known process from which a Shell can be created before patterns or tooling are designed or made. As a result DSPC becomes the only patternless casting process whereby cast metal parts can be fabricated directly from the customer CAD file. The Company's strategy is to combine this technological advantage with conventional casting and CNC machining technologies in order to become the premier out-sourcing vendor for production of cast metal parts which are fully developed and ready for assembly. This out-sourcing service is called Parts Now (Trademark).

Parts Now is designed to be a "one stop shop" for metal parts, a service the Company plans to launch in stages. Unlike traditional manufacturing of metal parts, where the production tooling must be made prior to producing a first article (or prototype), the Company utilizes its proprietary DSPC technology to create the first article before production tooling is made. Once the customer approves the first article, the Company utilizes its DSPC technology to generate the production tooling, and then uses this tooling to manufacture production quantities. In both cases the CAD file of the customer is the master. There are three stages in developing Parts Now to its fullest capacity:

1. STAGE 1 - Parts Now operates as a service bureau for functional cast and machined parts focusing on the DSPC center reputation as the most competitive producer of cast metal parts ("first article parts") made directly from the customer CAD file. In preparation for stage 2 Soligen acquired a conventional foundry and CNC machine shop.

2. STAGE 2 - Parts Now combines DSPC with conventional casting by utilizing DSPC to produce the production tooling for conventional casting (patterns and core boxes), directly from the same CAD file as the approved first article. At this stage, the Company has to be able to supply small to medium production quantities of cast metal parts, but not mass production quantities.

3. STAGE 3 - Parts Now establishes joint ventures with mass production foundries who are able to use the DSPC made production tooling to augment Parts Now's in-house production capabilities for mass production.

The following will elaborate on the three stages discussed above:

In fiscal 1996 the Company's primary focus at its DSPC production centers was to serve customers as a stage 1 Parts Now center. This included creating cast metal parts with very complex geometry in a variety of alloys. The Company set up milestones for casting intake and exhaust manifolds in aluminum ductile iron and stainless steel. Some of these parts could not have been produced nor delivered as quickly and cost-effectively using any other technique. The Company has established repeat business with Ford Motor Company, General Motors Corporation, Caterpillar, Inc., John Deere Company, Chicago Pneumatic Tool Company, Walt Disney, Porter Cable Corporation and more. To prepare for the implementation of stage 2 of the Company's Parts Now strategy, the Company established a wholly owned subsidiary, Altop, an aluminum foundry and machine shop located in Santa Ana, California.

In the first quarter of fiscal 1997, the Company has begun to implement the second stage of its Parts Now strategy. The first two programs included producing first article parts by DSPC, and, after customer approval of the first article parts, creating production tooling from the same CAD files. The production tooling was successfully used to conventionally cast aluminum parts which met the customer requirements and were functionally identical to the DSPC made first article parts.

As of June 30, 1996, the Company is continuing its transition from a development stage company into a manufacturing/service company with continuing revenues from operations. The Company operates four revenue-generating profit centers:

1. PARTS NOW PROFIT CENTER (PARTS NOW): Revenues are generated from providing program management of the "one stop shop" production services. Parts Now is responsible for any contract which requires a combination of the DSPC production center and the conventional casting and CNC machining expertise. It consists of program managers who oversee the transition from CAD to first article, to tooling, to conventional casting and later to mass production (stage 3). It acquires services from the DSPC center and the conventional foundry at cost.

2. DSPC PRODUCTION PROFIT CENTER: Revenues result from the production and sale of first article and short run quantities of cast metal parts made directly from the customer's CAD file. This profit center also provides DSPC part and tool making services to the Parts Now Profit Center. These services are charged to Parts Now at cost. Revenues for this product line were initiated in the quarter ended March 31, 1995.

3. CONVENTIONAL CASTING PROFIT CENTER (PRODUCTION PARTS): Revenues result from the production and sale of production quantities of cast and machined metal parts to Parts Now at cost and for other industrial customers. The Company began generating revenues for industrial customers, many of whom were customers of A-RPM, whose assets were purchased as the basis for establishing Altop, its aluminum foundry and machine shop, in July 1994. This profit center is undergoing a transition from providing non-DSPC related, conventional casting services to industrial customers to providing conventional casting of aluminum parts, utilizing DSPC made tooling, CNC machining finishing and inspection services to the Parts Now Profit Center.

4. DSPC TECHNOLOGY PROFIT CENTER: Revenues are generated by two peripheral activities:
     - MACHINE REVENUES result from the distribution and maintenance of DSPC machines. Part of the Company's strategy is to enable companies in certain applications to operate DSPC machines in-house. Initially, this involved the sale of machines to be used in a specific application (such as the sale of a DSPC machine to Johnson & Johnson Orthopedics for the sole purpose of producing orthopedic implants), subsequently evolving into the generation of revenues through licensing, maintenance and upgrades.

     - ENGINEERING CONTRACTS REVENUES involve participation in research projects wherein Soligen provides technological expertise. Revenues in this product line were initiated in the quarter ended December 31, 1994 as a part of the Company's participation in several industrial consortia that included MIT and certain companies seeking to further develop applications in advanced manufacturing.

RESULTS OF OPERATIONS

For the first quarter of fiscal 1997 the Company reported the following revenues as compared to the same quarter of the previous year:

                                          THREE MONTHS ENDED
                                               JUNE 30
                                        1996               1995

Parts Now                         $   88,000               --
DSPC production                      128,000         $  124,000
Production parts                     291,000            387,000
DSPC technology                       36,000            127,000
                                    ----------       ------------
Total                              $ 543,000         $  638,000
                                    =========          ==========

Beginning in fiscal 1997, the Parts Now strategy has progressed from stage 1 to stage 2. The Company established Parts Now as a new profit center which oversees its "one stop shop" operations. Revenues from program management of programs with customers who require both DSPC services and production parts services are included in this profit center. The DSPC portion of these programs is reported at cost at the DSPC production center and the conventional casting portion of these programs is reported at cost at the production parts center.

Revenues declined in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Total revenues in the quarter ending June 30, 1996 resulting from the implementation of the Company's Parts Now strategy and originated utilizing the competitive advantage of the DSPC technology rose 74% to $216,000 compared to $124,000 in the quarter ending June 30, 1995.

As a result of the Company's transition from phase 1 to phase 2 in its Parts Now strategy, conventional casting contracts which are unrelated to the technology of Parts Now and had either negative or marginal profit margins were eliminated. As a result, production parts revenues at Altop declined to $291,000 for the quarter ended June 30, 1996 from $387,000 for the quarter ended June 30, 1995, a decrease of 25% Despite the reduction of revenues, management believes that Altop's staff is completing the transformation from a conventional casting team to a sophisticated foundry which is able to serve the customers of Parts Now, among whom are larger companies with higher demand for just in time production. Management expects a major shift in its customer base for production parts from small and local customers who are not CAD oriented to more computer orientated customers which will provide more long-term revenue growth and higher profit margins.

Revenues from DSPC technology decreased 72% to $36,000 for the quarter ended June 30, 1996 from $127,000 for the quarter ended June 30, 1995. Expiration of both engineering and machine contracts contributed to this decrease.

At the end of the quarter ending June 30, 1996, the Company is staffed ahead of its revenue growth to accommodate implementation of the second stage of its Parts Now strategy. This added to the cost of revenues which increased 5% to $467,000 from $446,000 in the quarter ended June 30, 1996. Gross profit decreased 60% to $76,000 for the quarter ended June 30, 1996 compared to $192,000 for the same quarter of the previous year. The major reason for this decrease was a significant reduction in high margin, low cost DSPC technology contracts that occurred during the transition to phase 2. The Company can support significant additional business activity without increasing staff.

Research & development expenses increased 31% from $216,000 in the first quarter of fiscal 1996 to $284,000 in the first quarter of fiscal 1997. $48,000 of this increase was spent at Altop to develop new product lines, all related to the implementation of the second stage of Parts Now. The Company continues to invest in R&D, particularly in the field of developing improved consumable materials for the DSPC process (ceramic powder and binder), and the application of creating tools from the CAD files of the approved first article parts.

Selling expenses increased 124% from $80,000 in the first quarter of fiscal 1996 to $179,000 in the first quarter of fiscal 1997; this resulted from the Company's increased sales efforts to penetrate into more markets and to develop new business.

General and administration expenses decreased 10% from $291,000 in the first quarter of fiscal 1996 to $261,000 in the first quarter of fiscal 1997.

CASH AND SOURCES OF LIQUIDITY

The Company requires significant funds to continue operations. As of June 30, 1996, the Company had working capital of $161,000 and $575,000 in cash and cash equivalents. From inception, the Company has funded its operations through the private sale of common stock. The Company does not expect current sources of liquidity to be adequate beyond September 30, 1996. Therefore, until the Company operates profitably, as to which no assurance can be given, it will be necessary for the Company to obtain outside funding to fund operations. The Company does not have any bank financing, and it does not believe that financing from a bank or other commercial lender is presently available to it. The Company is pursuing other sources of outside funds. However, no assurance can be given that the Company will be able to obtain the necessary funds when such funds are required, and the failure to obtain necessary funding may have a materially adverse effect upon its business and operations. Furthermore, if the Company is able to raise such funds, the terms on which funds may be made available to the Company may result in substantial dilution or may be otherwise on terms not favorable to the Company. The Company has entered into an agreement to raise an additional $1.5 million.


PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

A-RPM LAWSUIT AND COUNTERCLAIM

On June 30, 1994, Altop, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of A-RPM Corporation, an aluminum foundry and machine shop located in Santa Ana, California. The assets were acquired pursuant to an Asset Purchase Agreement between Altop, A-RPM, the Company and Leland K. and Nancy B. Lowry, the sole shareholders of A-RPM. As payment for the assets, Altop delivered an initial cash payment in the amount of $100,000 and three promissory notes in the total principal amount of $220,000. Altop also assumed certain liabilities of A-RPM and agreed to deliver an additional payment of up to $100,000 contingent upon determination of certain net asset values according to a formula set forth in the Asset Purchase Agreement. Altop also entered into an Employment Agreement with Leland K. Lowry.

On March 22, 1995, the Company and Altop commenced an action against A-RPM and the Lowrys in the Superior Court for Orange County, California. The complaint in this action seeks damages for breach of the Asset Purchase Agreement, fraud, and negligent misrepresentation. In addition, the Company and Altop are requesting declaratory relief confirming that the Company and Altop have no further obligation to A-RPM and the Lowrys under the Asset Purchase Agreement, the promissory notes and related transactions. The complaint also seeks an award of attorneys fees and costs.

A-RPM and the Lowrys have filed an answer to the complaint generally denying the allegations of the complaint. In addition, they have filed a cross-complaint stating actions against the Company and Altop for recovery of the entire principal amount and accrued interest on the three promissory notes delivered in connection with the Asset Purchase Agreement. The cross-complaint also seeks foreclosure on the assets of Altop securing the promissory notes, recovery of $85,000 alleged to be due and payable pursuant to the contingent payment provisions of the Asset Purchase Agreement, and attorneys fees and costs.

The Company and Altop intend to vigorously defend against the allegations of the cross-complaint and to vigorously pursue recovery against A-RPM and the Lowrys. Pending resolution of this dispute, the Company has provided for a $305,000 liability in its consolidated financial statements.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 1996, the Company held its 1996 Annual Meeting of Shareholders, at which the following actions were taken:

1. The Shareholders elected the four nominees for Director to the Board of Directors of the Company. The four Directors elected were Yehoram Uziel, Mark Dowley, Patrick Lavelle, and Darryl Yea (17,068,775, 17,070,775, 17,070,775, 17,069,775 shares were voted affirmatively and 17,941, 15,941,
     15,941, 16,941 shares abstained from voting for each of the nominees named, respectively).

2. The Shareholders ratified the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending March 31, 1997 (17,054,600 shares were voted affirmatively, 6,950 shares voted negatively and no shares abstained from voting on this proposal).


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     11.1 Computation of Net Loss Per Share

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                         SOLIGEN TECHNOLOGIES, INC.


Date: August 14, 1996         By:  /s/  Yehoram Uziel
                                   ------------------
                                Yehoram Uziel
                                President, CEO and Chairman of the Board
                                (Principal executive officer)


Date: August 14, 1996         By:  /s/  Robert Kassel
                                   ------------------
                               Robert Kassel
                               Chief Financial Officer
                               (Principal financial officer)