Form 10QSB
period 1996-09-30
SOLIGEN TECHNOLOGIES INC
filed 1996-11-12
CIK 916460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                _________________

                                   FORM 10-QSB


            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Number of shares of issuer's common stock outstanding as of October 28, 1996:
29,813,447


    Transitional Small Business Disclosure Format:      Yes  [ ]      No  [X]

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at September 30, 1996 and
            March 31, 1996..................................................  3

            Consolidated Statements of Operations for the three and
            six months ended September 30, 1996 and 1995 ...................  4

            Consolidated Statements of Cash Flows for the six months
            ended September 30, 1996 and 1995 ..............................  5

            Notes to Consolidated Financial Statements .....................  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................  8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .............................................. 12

Item 6.     Exhibits and Reports on Form 8-K ............................... 13

            Signatures ..................................................... 14

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,     MARCH 31,
                                                                        1996            1996
                                                                        ----             ----
                                                                       (UNAUDITED)
                                                  ASSETS
Current assets:
 Cash                                                                  $  700,000    $1,189,000
 Accounts receivable                                                      469,000       447,000
 Inventories                                                              212,000       167,000
 Prepaid expenses                                                         128,000        55,000
                                                                       ----------    ----------

        Total current assets                                            1,509,000     1,858,000

Property, plant and equipment                                           1,939,000     1,882,000
 Less allowance for depreciation and amortization                         818,000       625,000
                                                                       ----------    ----------

        Net property, plant and equipment                               1,121,000     1,257,000

Other assets                                                               56,000         3,000
                                                                       ----------    ----------

        TOTAL ASSETS                                                   $2,686,000    $3,178,000
                                                                       ----------    ----------
                                                                       ----------    ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable                                                         $  368,000    $  380,000
 Accounts payable and accrued expenses                                    532,000       780,000
 Deferred revenue                                                          41,000        38,000
                                                                       ----------    ----------

        Total current liabilities                                         941,000     1,198,000

Convertible debentures                                                    500,000            --
Notes payable, net of current portion                                     123,000       146,000
                                                                       ----------    ----------

        Total liabilities                                               1,564,000     1,344,000

Stockholders' equity:
 Common stock, no par value:
  Authorized -- 50,000,000 shares
  Issued and outstanding -- 29,738,330 shares                           8,881,000     8,631,000
 Accumulated deficit                                                   (7,759,000)   (6,797,000)
                                                                       ----------    ----------

        Total stockholders' equity                                      1,122,000     1,834,000
                                                                       ----------    ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $2,686,000    $3,178,000
                                                                       ----------    ----------
                                                                       ----------    ----------


SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------                -------------
                                                  1996          1995            1996         1995
                                                  ----          ----            ----         ----
REVENUES:
 Parts Now-TM-                              $   379,000    $        --    $   467,000    $        --
 DSPC-Registered Trademark- production           62,000        258,000        190,000        382,000
 Production parts                               309,000        265,000        600,000        652,000
 DSPC technology                                     --        148,000         36,000        275,000
                                            -----------    -----------    -----------    -----------

   Total revenues                               750,000        671,000      1,293,000      1,309,000
                                            -----------    -----------    -----------    -----------

COST OF REVENUES                                496,000        426,000        963,000        872,000
                                            -----------    -----------    -----------    -----------

   Gross profit                                 254,000        245,000        330,000        437,000
                                            -----------    -----------    -----------    -----------

OPERATING EXPENSES:
 Research and development                       259,000        271,000        543,000        487,000
 Selling                                        171,000        105,000        350,000        185,000
 General and administrative                     235,000        199,000        496,000        490,000
                                            -----------    -----------    -----------    -----------

   Total operating expenses                     665,000        575,000      1,389,000      1,162,000
                                            -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
 Interest income                                     --             --         11,000          3,000
 Interest expense                               (10,000)       (21,000)       (17,000)       (34,000)
 Other                                           13,000             --        103,000             --
                                            -----------    -----------    -----------    -----------

   Total other income (expense)                   3,000        (21,000)        97,000        (31,000)
                                            -----------    -----------    -----------    -----------

   NET LOSS                                 $  (408,000)   $  (351,000)   $  (962,000)   $  (756,000)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

   NET LOSS PER SHARE                       $     (0.01)   $     (0.01)   $     (0.03)   $     (0.03)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------



SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                        -------------
                                                                   1996             1995
                                                                   ----             ----
Cash flows from operating activities:
 Net loss                                                     $  (962,000)      $ (756,000)
   Depreciation and amortization                                  193,000          228,000
   Changes in assets and liabilities:
    Increase in accounts receivable                               (22,000)        (286,000)
    (Increase) decrease in inventories                            (45,000)           8,000
    (Increase) decrease in prepaid expenses                        11,000           (1,000)
    Increase (decrease) in accounts payable                      (248,000)         229,000
    Increase (decrease) in deferred revenues                        3,000          (23,000)
    Increase in other assets                                        7,000               --
                                                              -----------       ----------

    Net cash used for operating activities                     (1,063,000)        (601,000)

Cash flows from investing activities:
 Additions to property, plant and equipment                       (57,000)        (219,000)

    Net cash used for investing activities                        (57,000)        (219,000)
                                                              -----------       ----------

Cash flows from financing activities:
 Principal payments under capital lease
  obligations                                                     (35,000)         (66,000)
 Convertible debentures, net of issuance costs                    666,000               --
 Proceeds from private placements, net of
  issuance costs                                                       --        2,749,000
                                                              -----------       ----------

    Net cash provided by financing activities                     631,000        2,683,000
                                                              -----------       ----------

 Net increase (decrease) in cash                                 (489,000)       1,863,000

    Beginning of period                                         1,189,000          331,000
                                                              -----------       ----------

    End of period                                             $   700,000       $2,194,000
                                                              -----------       ----------
                                                              -----------       ----------


SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three and six-month periods ended September 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary of a fair presentation for the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1996 is derived from Soligen Technologies, Inc's 1996 Form 10-KSB. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.


INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                        SEPTEMBER 30, 1996
                                        ------------------

                    Raw materials            $  132,000
                    Work in process              62,000
                    Finished goods               18,000
                                             ----------

                    Total inventory          $  212,000
                                             ----------
                                             ----------
DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses to use the machines, or to support the machines in the form of maintenance, rather than the outright sales of machines.

DEBT

 NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following at September 30, 1996:

Notes payable to former owners of A-RPM, collateralized          $  305,000
by equipment and furnishings, bearing interest at 8%, interest payable quarterly, $85,000 currently due and $220,000 due in 2000 (see Part II, Item 1).

Capital leases                                                      176,000

Other notes to non-related parties, bearing interest from
8.125% to 12.3%, due at various dates through 1997                   10,000
                                                                  ---------

Total capital leases and notes payable                              491,000

Less current portion                                               (368,000)
                                                                  ---------


Long term portion                                                 $ 123,000
                                                                  ---------
                                                                  ---------

    CONVERTIBLE DEBENTURES

On September 13, 1996, the Company completed a $750,000 convertible debenture financing in accordance with SEC Regulation S. The debentures bear interest at the rate of 6% per annum and, if not earlier converted, principal and interest is payable in full in cash or common stock on August 31, 1999. The $84,000 expenses related to the debenture financing were excluded from the consolidated statements of cash flows as a non-cash transaction.

Following expiration of a 40-day hold period, as prescribed by Regulation S, the debentures are convertible by the holder into shares of the Company's common stock at a conversion price equal to 75% of the average price of the Company's common stock on the American Stock Exchange (Emerging Company Market) for the five trading days preceding the date of conversion. The Company has the right to force the conversion of debentures on these terms at the rate of $50,000 per week beginning October 15, 1996.

The Company recorded $250,000 in equity related to the debenture for the conversion feature. $750,000, net of $250,000 contra liability for the conversion feature, is recorded as debt. The Company will amortize the contra liability if and when the debt is converted to common stock.

In connection with the above transaction, investors received warrants exercisable for a total of 601,469 shares of the Company's common stock at exercise prices of $1.1625 (as to 215,085 shares) and $1.29 (as to 386,384 shares). The warrants are exercisable for three years.

The placement agent for the financing received a commission equal to 10% of the gross proceeds and warrants exercisable for 120,286 shares at exercise prices of $0.775 (as to 43,010 shares) and $0.86 (as to 77,276 shares). The warrants are exercisable for three years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This Form 10-QSB includes a forward-looking statement which is denoted with an "*" relating to cash and sources of liquidity. Investors are cautioned that this forward-looking statement involves risks and uncertainties that could cause actual results to differ materially from that in the forward-looking statement. The Company is in the early stages of developing the Parts Now business and does not have an easily predictable flow of orders. The amount of available cash could last a longer or shorter period of time depending upon the orders booked and related costs.

OVERVIEW

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto (see Part I, Item 1).

Based on technology licensed from MIT, the Company has developed, a proprietary technology known as Direct Shell Production Casting (DSPC-Registered Trademark-). The DSPC process enables the automatic creation of ceramic molds ("Shells") similar to those commonly used in metal casting, directly from a Computer Aided Design (CAD) file. DSPC is the only known process from which a Shell can be created before patterns or tooling are designed or made. As a result, DSPC becomes the only patternless casting process whereby cast metal parts can be fabricated directly from the customer CAD file. The Company's strategy is to combine this technological advantage with conventional casting and CNC machining technologies in order to become the premier out-sourcing vendor for production of cast metal parts which are fully developed and ready for assembly. This out-sourcing service is called Parts Now-Registered Trademark-.

Parts Now is designed to be a "one stop shop" for metal parts, a service the Company plans to launch in stages. Unlike traditional manufacturing of metal parts, where the production tooling must be made prior to producing a first article (or prototype), the Company utilizes its proprietary DSPC technology to create the first article before production tooling is made. Once the customer approves the first article, the Company utilizes its DSPC technology to generate the production tooling, then uses this tooling to manufacture production quantities. In both cases the CAD file of the customer is the master. There are three stages in developing Parts Now to its fullest capacity:

1. STAGE 1 -- Parts Now operates as a service bureau for functional cast and machined parts focusing on the DSPC center reputation as the most competitive producer of cast metal parts ("first article parts") made directly from the customer CAD file. In preparation for stage 2, Soligen acquired a conventional foundry and CNC machine shop.

2. STAGE 2 -- Parts Now combines DSPC with conventional casting by utilizing DSPC to produce the production tooling for conventional casting (patterns and core boxes), directly from the same CAD file as the approved first article. At this stage, the Company has to be able to supply small to medium production quantities of cast metal parts, but not mass production quantities.

3. STAGE 3 -- Parts Now establishes joint ventures with mass production foundries which are able to use the DSPC made production tooling to augment Parts Now's in-house production capabilities for mass production.

The following  will elaborate on the three stages discussed above:

In fiscal 1996, the Company's primary focus at its DSPC production centers was to serve customers as a stage 1 Parts Now center. This included creating cast metal parts with very complex geometry in a variety of alloys. The Company set up milestones for casting intake and exhaust manifolds in aluminum, ductile iron and stainless steel. Some of these parts could not have been produced nor delivered as quickly and cost-effectively using any other technique. The Company has established repeat business with such companies as Ford Motor Company, General Motors Corporation, Caterpillar, Inc., John Deere Company, Chicago Pneumatic Tool Company, Walt Disney and Porter Cable Corporation. To prepare for the implementation of stage 2 of the Company's Parts Now strategy, the Company established a wholly owned subsidiary, Altop, an aluminum foundry and machine shop located in Santa Ana, California.

In the first quarter of fiscal 1997, the Company began to implement the second stage of its Parts Now strategy. The first two programs included producing first article parts by DSPC, and, after customer approval of the first article parts, creating production tooling from the same CAD files. The production tooling was successfully used to conventionally cast aluminum parts which met the customer requirements and were functionally identical to the DSPC made first article parts.

As of September 30, 1996, the Company is continuing its transition from a development stage company into a manufacturing/service company with continuing revenues from operations. The Company operates four revenue-generating profit centers:

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

3. CONVENTIONAL CASTING PROFIT CENTER (PRODUCTION PARTS): Revenues result from the production and sale of production quantities of cast and machined metal parts to the Parts Now profit center (at cost) and from other industrial customers. The Company began generating revenues for industrial customers, many of whom were customers of A-RPM, whose assets where purchased as the basis for establishing Altop, its aluminum foundry and machine shop, in July 1994. This profit center is undergoing a transition from providing non-DSPC related, conventional casting services for industrial customers to providing conventional casting of aluminum parts, utilizing DSPC made tooling, CNC machining finishing and inspection services to the Parts Now Profit Center.

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


RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1996 and the three and six months ended September 30, 1996 and 1995 were as follows:


                                           Three Months          Three Months Ended             Six Months Ended
                                                Ended                September 30,                September 30,
                                              June 30,               -------------                -------------
                                                1996             1996          1995           1996            1995
                                                ----             ----          ----           ----            ----
Parts Now                                    $   88,000     $  379,000     $       --     $  467,000     $       --
DSPC production                                 128,000         62,000        258,000        190,000        382,000
Production parts                                291,000        309,000        265,000        600,000        652,000
DSPC technology                                  36,000             --        148,000         36,000        275,000
                                             ----------     ----------     ----------     ----------     ----------

     Total revenues                          $  543,000     $  750,000     $  671,000     $1,293,000     $1,309,000
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------


For the quarter ended September 30, 1996, total revenues were $750,000 as compared to $671,000 for the similar period last year, an increase of 12%. Although the increase was modest, Parts Now and DSPC production revenues increased to $441,000 from $258,000, an increase of $183,000, or 71%. This increase reflects a continued growing acceptance of the Company's core business in the market place. Revenues for the first quarter of fiscal 1997 grew from $543,000 to $750,000 in the second quarter of fiscal 1997, an increase of $207,000, or 38%. The increase in Parts Now and DSPC production grew from $216,000 in the first quarter of fiscal 1997 to $441,000 in the second quarter ended September 30, 1996, an increase of $225,000, or 104%. Similarly, for the six months ended September 30, 1996, Parts Now and DSPC production revenues increased by 72% from $382,000 to $657,000.

In the transition from stage 1 to stage 2 of the Company's Parts Now strategy, the trend continues of de-emphasizing conventional castings having either low or marginal profit margins, a business segment unrelated to Parts Now. Altop's revenues from conventional casting contracts increased only $44,000 to $309,000, or 17% in the quarter ended September 30, 1996, and decreased $52,000 to $600,000, or 8% for the six months ended September 30, 1996.

For the three months ended September 30, 1996, DSPC technology revenues decreased $148,000 and for the six months ended September 30, 1996, revenues deceased from $275,000 to $36,000, or 87%. This decrease resulted from expiration of both engineering and DSPC machine contracts.

Gross profit for the three and six months ended September 30, 1996 was $254,000 and $330,000, respectively, as compared to $245,000 and $437,000 for the three and six months ended September 30, 1995. The change represented an increase of $9,000 for the three months ended September 30, 1996, and a decrease of $107,000 for the six months ended September 30, 1995. The major reason for the decrease in margins for the six months ended September 30,1996 was the completion of high margin low cost DSPC technology engineering contracts. If these engineering contracts are not considered for gross profit calculation, margins have slightly improved. The Company is still in an aggressive penetration mode in its Parts Now and DSPC business that presently results in reduced margins on contracts with new customers.

Research & development expenses decreased $12,000 to $259,000 from $271,000 for the three month period ended September 30, 1996 and increased $56,000 to $543,000 from $487,000 for the six month period ended September 30, 1996. The company continues to invest in research and development of the DSPC technology and its applications as a key to its future growth and prosperity.

Selling expenses increased 63% to $171,000 for the quarter ended September 30, 1996 from $105,000 for the quarter ended September 30, 1995. For the six months ended September 30, 1996 and 1995, selling expenses increased 89% to $350,000 from $185,000. The increase in selling expenses is due primarily to the establishment of a sales team and the Company's efforts to penetrate new markets for the underlying technology.


CASH AND SOURCES OF LIQUIDITY

The Company requires significant funds to continue operations. As of September 30, 1996, the Company had $700,000 in cash. From inception, the Company has funded its operations through the private sale of common stock and convertible debentures. On September 13, 1996, the Company completed a private placement of $750,000, 6% convertible debentures due on or before August 31, 1999. The Company received proceeds of $666,000, net of finders and legal fees.

The Company does not expect current cash and cash equivalents to be adequate beyond March 31, 1997*. Therefore, until the Company operates profitably, as to which no assurance can be given, it will be necessary for the Company to obtain outside funding to fund operations. The Company does not have any bank financing, and it does not believe that financing from a bank or other commercial lender is presently available to it. The Company is pursuing other sources of outside funds. However, no assurance can be given that the Company will be able to obtain the necessary funds when such funds are required, and the failure to obtain necessary funding may have a materially adverse effect upon its business and operations. Furthermore, if the Company is able to raise such funds, the terms on which funds may be made available to the Company may result in substantial dilution or may be otherwise on terms not favorable to the Company.


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

On March 22, 1995, the Company and Altop commenced an action against A-RPM and the Lowrys in the Superior Court for Orange County, California. The complaint in this action seeks damages for breach of the Asset Purchase Agreement, fraud, and negligent misrepresentation. In addition, the Company and Altop are requesting declaratory relief confirming that the Company and Altop have no further obligation to A-RPM and the Lowrys under the Asset Purchase Agreement, the promissory notes and related transactions. The complaint also seeks an award of attorneys' fees and costs.

A-RPM and the Lowrys have filed an answer to the complaint generally denying the allegations of the complaint. In addition, they have filed a cross-complaint stating actions against the Company and Altop for recovery of the entire principal amount and accrued interest on the three promissory notes delivered in connection with the Asset Purchase Agreement. The cross-complaint also seeks foreclosure on the assets of Altop securing the promissory notes, recovery of $85,000 alleged to be due and payable pursuant to the contingent payment provisions of the Asset Purchase Agreement, and attorneys' fees and costs.

The Company and Altop intend to vigorously defend against the allegations of the cross-complaint and to vigorously pursue recovery against A-RPM and the Lowrys. Pending resolution of this dispute, the Company has provided for a $305,000 liability in its consolidated financial statements.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          4.1 Form of $250,000, 6% Convertible Debenture due August 31, 1999 issued to Black Seas Investments

          4.2 Form of $500,000, 6% Convertible Debenture due August 31, 1999 issued to Henley Group, Ltd.

         11.1   Computation of Net Loss Per Share

(b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, October 1, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   SOLIGEN TECHNOLOGIES, INC.


Date: November 11, 1996            By:  /s/  Yehoram Uziel                   .
                                       ---------------------------------------
                                       Yehoram Uziel
                                       President, CEO and Chairman of the Board
                                       (Principal executive officer)



Date: November 11, 1996            By:  /s/  Robert Kassel                   .
                                       ---------------------------------------
                                       Robert Kassel
                                       Chief Financial Officer
                                       (Principal financial officer)