Form 10QSB/A
period 1996-09-30
SOLIGEN TECHNOLOGIES INC
filed 1997-02-11
CIK 916460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                _________________

                                 FORM 10-QSB/A-1


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

                           SOLIGEN TECHNOLOGIES, INC.
                                 FORM 10-QSB/A-1

                                TABLE OF CONTENTS


                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at September 30, 1996 and
          March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations for the three
          and six months ended September 30, 1996 and 1995 . . . . . . . . . . 4

          Consolidated Statements of Cash Flows for the six
          months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,          MARCH 31,
                                                              1996                 1996
                                                          -------------          ---------
                                                           (UNAUDITED)
                                         ASSETS
Current assets:
  Cash                                                     $   700,000         $ 1,189,000
  Accounts receivable                                          469,000             447,000
  Inventories                                                  212,000             167,000
  Prepaid expenses                                             128,000              55,000
                                                           -----------         -----------
          Total current assets                               1,509,000           1,858,000
Property, plant and equipment                                1,939,000           1,882,000
  Less allowance for depreciation and amortization             818,000             625,000
                                                           -----------         -----------
          Net property, plant and equipment                  1,121,000           1,257,000
Other assets                                                    56,000              63,000
                                                           -----------         -----------
          TOTAL ASSETS                                     $ 2,686,000         $ 3,178,000
                                                           ===========         ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                            $   368,000         $   380,000
  Accounts payable and accrued expenses                        532,000             780,000
  Deferred revenue                                              41,000              38,000
                                                           -----------         -----------
          Total current liabilities                            941,000           1,198,000
Convertible debentures                                         750,000                  --
Notes payable, net of current portion                          123,000             146,000
                                                           -----------         -----------
          TOTAL LIABILITIES                                  1,814,000           1,344,000

Stockholders' equity:
  Common stock, no par value:
    Authorized -- 50,000,000 shares
    Issued and outstanding -- 29,738,330 shares              8,881,000           8,631,000
Accumulated deficit                                         (8,009,000)         (6,797,000)
                                                           -----------         -----------
          Total stockholders' equity                           872,000           1,834,000
                                                           -----------         -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,686,000         $ 3,178,000
                                                           ===========         ===========

  The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ------------------             ----------------
                                                 1996           1995           1996           1995
                                                 ----           ----           ----           ----
REVENUES:
  Parts Now-TM-                               $ 379,000      $      --    $   467,000    $        --
  DSPC-Registered Trademark- production          62,000        258,000        190,000        382,000
  Production parts                              309,000        265,000        600,000        652,000
  DSPC technology                                    --        148,000         36,000        275,000
                                              ---------      ---------    -----------    -----------
        Total revenues                          750,000        671,000      1,293,000      1,309,000
                                              ---------      ---------    -----------    -----------
COST OF REVENUES                                496,000        426,000        963,000        872,000
                                              ---------      ---------    -----------    -----------
        Gross profit                            254,000        245,000        330,000        437,000
                                              ---------      ---------    -----------    -----------
OPERATING EXPENSES:
  Research and development                      259,000        271,000        543,000        487,000
  Selling                                       171,000        105,000        350,000        185,000
  General and administrative                    235,000        199,000        496,000        490,000
                                              ---------      ---------    -----------    -----------
        Total operating expenses                665,000        575,000      1,389,000      1,162,000
                                              ---------      ---------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                    --             --         11,000          3,000
  Interest expense                             (260,000)       (21,000)      (267,000)       (34,000)
                                              ---------      ---------    -----------    -----------
  Other income                                   13,000             --        103,000             --
                                              ---------      ---------    -----------    -----------

        Total other income (expense)           (247,000)       (21,000)      (153,000)       (31,000)
                                              ---------      ---------    -----------    -----------
        NET LOSS                              $(658,000)     $(351,000)   $(1,212,000)   $  (756,000)
                                              =========      =========    ===========    ===========
        NET LOSS PER SHARE                     $  (0.02)      $  (0.01)      $  (0.04)      $  (0.03)
                                              =========      =========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   ----------------
                                                               1996                1995
                                                               ----                ----
Cash flows from operating activities
  Net loss                                                 $(1,212,000)         $ (756,000)
    Depreciation and amortization                              193,000             228,000
    Non-cash interest on convertible debentures                250,000                  --
    Changes in assets and liabilities:
      Increase in accounts receivable                          (22,000)           (286,000)
      (Increase) decrease in inventories                       (45,000)              8,000
      (Increase) decrease in prepaid expenses                   11,000              (1,000)
      Increase (decrease) in accounts payable                 (248,000)            229,000
      Increase (decrease) in deferred revenues                   3,000             (23,000)
      Increase in other assets                                   7,000                  --
                                                           -----------          ----------
      Net cash used for operating activities               $(1,063,000)         $ (601,000)
                                                           -----------          ----------

Cash flows from investing activities:
  Additions in property, plant and equipment                   (57,000)           (219,000)
                                                           -----------          ----------
      Net cash used for investing activities                   (57,000)           (219,000)
                                                           -----------          ----------

Cash flows from financing activities:
  Principal payments under capital lease obligations           (35,000)            (66,000)
  Convertible debentures, net of issuance costs                666,000                  --
  Proceeds from private placements, net of
    issuance costs                                                  --           2,749,000
                                                           -----------          ----------
      Net cash provided by financing activities                631,000           2,683,000
                                                           -----------          ----------
Net increase (decrease) in cash                               (489,000)          1,863,000

      Beginning of period                                    1,189,000             331,000
                                                           -----------          ----------
      End of period                                        $   700,000          $2,194,000
                                                           ===========          ==========

   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

This Form 10-QSB/A-1 is filed as Amendment No. 1 to the previously filed Form 10-QSB to reflect a change in the accounting treatment of the convertible debentures financing completed September 13, 1996. See convertible debentures, below, and interest expense discussion in Results of Operations.


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


INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                                    SEPTEMBER 30, 1996
                                                    ------------------
               Raw materials                             $132,000
               Work in process                             62,000
               Finished goods                              18,000
                                                         --------
                  Total inventory                        $212,000
                                                         ========

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sales of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following at September 30, 1996:

Notes payable to former owners of A-RPM, collateralized       $ 305,000
by equipment and furnishings, bearing interest at 8%, interest payable quarterly, $85,000 currently due and $220,000 due in 2000 (see Part II, Item 1).

Capital leases                                                  176,000

Other notes to non-related parties, bearing interest from
8.125% to 12.3%, due at various dates through 1997               10,000
                                                              ---------

Total capital leases and notes payable                          491,000

Less current portion                                           (368,000)
                                                              ---------

Long term portion                                             $ 123,000
                                                              =========

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

The Company recorded $250,000 in common stock as related to the debentures for the conversion feature and $250,000 as non-cash interest expense in September 1996.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This Form 10-QSB/A-1 includes a forward-looking statement which is denoted with an "*" relating to cash and sources of liquidity. Investors are cautioned that this forward-looking statement involves risks and uncertainties that could cause actual results to differ materially from that in the forward-looking statement. The Company is in the early stages of developing the Parts Now business and does not have an easily predictable flow of orders. The amount of available cash could last a longer or shorter period of time depending upon the orders booked and related costs.

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


RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1996 and the three and six months ended September 30, 1996 and 1995 were as follows:

                             Three Months        Three Months Ended            Six Months Ended
                                 Ended              September 30,                 September 30,
                                June 30,          ------------------            ----------------
                                  1996           1996           1995           1996           1995
                             ------------        ----           ----           ----           ----

Parts Now                       $ 88,000       $379,000       $     --     $  467,000     $       --
DSPC production                  128,000         62,000        258,000        190,000        382,000
Production parts                 291,000        309,000        265,000        600,000        652,000
DSPC technology                   36,000             --        148,000         36,000        275,000
                                --------       --------       --------     ----------     ----------
     Total revenues             $543,000       $750,000       $671,000     $1,293,000     $1,309,000
                                ========       ========       ========     ==========     ==========

For the quarter ended September 30, 1996, total revenues were $750,000 as compared to $671,000 for the similar period last year, an increase of 12%. Although the increase was modest, Parts Now and DSPC revenues increased to $441,000 from $258,000, an increase of $183,000, or 71%. This increase reflects a continued growing acceptance of the Company's core business in the market place. Revenues for the second quarter of fiscal 1997 grew to $750,000 from $543,000 in the first quarter of fiscal 1997, an increase of $207,000, or 38%. The Parts Now and DSPC revenues grew to $441,000 in the second quarter of fiscal 1997 from $216,000 in the first quarter of fiscal 1997, an increase of $225,000, or 104%. Similarly, for the six months ended September 30, 1996, Parts Now and DSPC revenues increased by 72% to $657,000 from $382,000.

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

For the three months ended September 30, 1996, DSPC technology revenues decreased $148,000 with no revenues recorded in the quarter and for the six months ended September 30, 1996, revenues deceased from $275,000 to $36,000, or 87%. This decrease resulted from expiration of both R&D contracts with government agencies as well as license and maintenance agreements for DSPC experimental machines. The DSPC technology product line comprised of development contracts and selling operating licenses for DSPC machines will continue; however, since it is not a part of the Company's strategic business, the Company is not actively pursuing such contracts.

Gross profit for the three and six months ended September 30, 1996 was $254,000 and $330,000, respectively, as compared to $245,000 and $437,000 for the three and six months ended September 30, 1995. The change represented an increase of $9,000 for the three months ended September 30, 1996, and a decrease of $107,000 for the six months ended September 30, 1996. Gross margin as a percent of revenues for the six months ended September 30, 1996 was 26% compared to 33% for the six months ended September 30, 1995. The major reason for the decrease in margin for the six months ended September 30,1996 was the completion of high margin low cost DSPC technology engineering contracts. If these engineering contracts are not considered for gross profit calculation, margins have slightly improved. The Company is still in an aggressive penetration mode in its Parts Now and DSPC business that presently results in reduced margins on contracts with new customers.

Research and development expenses decreased $12,000 from $271,000 in the three month period ended September 30, 1995 to $259,000 in the three month period ended September 30, 1996. For the six months ended September 30, 1996, research and development expenses increased $56,000 to $543,000 from $487,000 for the comparable period a year ago. The Company continues to invest in research and development of the DSPC technology and its applications as a key to its future growth and prosperity.

Selling expenses increased 63% to $171,000 for the quarter ended September 30, 1996 from $105,000 for the quarter ended September 30, 1995. For the six months ended September 30, 1996, selling expenses increased 89% to $350,000 from $185,000 recorded in the six months ended September 30, 1995. The increase in selling expenses is due primarily to the establishment of a sales team and the Company's efforts to penetrate new markets for the underlying technology.

Interest expense increased to $260,000 in the second quarter of fiscal 1997 from $21,000 in the second quarter of fiscal 1996. For the first six months ended September 30, 1996, interest expense increased to $267,000 from $34,000 in the comparable period a year ago. These increases were caused by the $250,000 non-cash interest expense associated with the $750,000 convertible debenture financing.


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

The Company does not expect current cash and cash equivalents to be adequate beyond June 30, 1997*. Therefore, until the Company operates profitably, as to which no assurance can be given, it will be necessary for the Company to obtain outside funding to fund operations. The Company does not have any bank financing, and it does not believe that financing from a bank or other commercial lender is presently available to it. The Company is pursuing other sources of outside funds. However, no assurance can be given that the Company will be able to obtain the necessary funds when such funds are required, and the failure to obtain necessary funding may have a materially adverse effect upon its business and operations. Furthermore, if the Company is able to raise such funds, the terms on which funds may be made available to the Company may result in substantial dilution or may be otherwise on terms not favorable to the Company.


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


                                   SOLIGEN TECHNOLOGIES, INC.


Date: February 6, 1997             By: /s/ YEHORAM UZIEL
                                       -----------------
                                       Yehoram Uziel
                                       President, CEO and Chairman of the Board
                                       (Principal executive officer)



Date: February 6, 1997             By: /s/ ROBERT KASSEL
                                       -----------------
                                       Robert Kassel
                                       Chief Financial Officer
                                       (Principal financial officer)