Form 10QSB
period 1996-12-31
SOLIGEN TECHNOLOGIES INC
filed 1997-02-11
CIK 916460

'

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------

                                   FORM 10-QSB


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

Number of shares of issuer's common stock outstanding as of January 20, 1997:
31,434,285


         Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 1996 and
          March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .       3

          Consolidated Statements of Operations for the three
          and nine months ended December 31, 1996 and 1995 . . . . . .       4

          Consolidated Statements of Cash Flows for the nine
          months ended December 31, 1996 and 1995. . . . . . . . . . .       5

          Notes to Consolidated Financial Statements . . . . . . . . .       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .       8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .      12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . .      14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,        MARCH 31,
                                                                 1996               1996
                                                                 ----               ----
                                                              (UNAUDITED)

                                    ASSETS
Current assets:
  Cash                                                       $    421,000     $  1,189,000
  Accounts receivable                                             989,000          447,000
  Inventories                                                     189,000          167,000
  Prepaid expenses                                                 84,000           55,000
                                                             ------------     ------------
       Total current assets                                     1,683,000        1,858,000

Property, plant and equipment                                   2,028,000        1,882,000
  Less allowance for depreciation and amortization                910,000          625,000
                                                             ------------     ------------
       Net property, plant and equipment                        1,118,000        1,257,000

Other assets                                                       54,000           63,000
                                                             ------------     ------------
       TOTAL ASSETS                                          $  2,855,000     $  3,178,000
                                                             ------------     ------------
                                                             ------------     ------------


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                              $    371,000     $    380,000
  Accounts payable and accrued expenses                           514,000          780,000
  Deferred revenue                                                311,000           38,000
                                                             ------------     ------------
       Total current liabilities                                1,196,000        1,198,000

Convertible debentures                                            400,000               --
Notes payable, net of current portion                             105,000          146,000
                                                             ------------     ------------
       TOTAL LIABILITIES                                        1,701,000        1,344,000

Stockholders' equity:
  Common stock, no par value:
    Authorized -- 50,000,000 shares;
    Issued and outstanding: 30,418,412 at December 31
    and 29,738,330 at March 31                                  9,192,000        8,631,000
Accumulated deficit                                            (8,038,000)      (6,797,000)
                                                             ------------     ------------
       Total stockholders' equity                               1,154,000        1,834,000
                                                             ------------     ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  2,855,000     $  3,178,000
                                                             ------------     ------------
                                                             ------------     ------------

    The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    DECEMBER 31,                  DECEMBER 31,
                                                    ------------                  ------------
                                                 1996           1995           1996           1995
                                                 ----           ----           ----           ----
REVENUES:
  Parts Now-TM-                              $  690,000    $        --   $  1,157,000   $         --
  DSPC-Registered Trademark- production         282,000        229,000        472,000        611,000
  Production parts                              235,000        391,000        835,000      1,043,000
  DSPC technology                               127,000        133,000        163,000        408,000
                                             ----------    -----------   ------------   ------------

        Total revenues                        1,334,000        753,000      2,627,000      2,062,000
                                             ----------    -----------   ------------   ------------

COST OF REVENUES                                654,000        506,000      1,617,000      1,378,000
                                             ----------    -----------   ------------   ------------

        Gross profit                            680,000        247,000      1,010,000        684,000
                                             ----------    -----------   ------------   ------------

OPERATING EXPENSES:
  Research and development                      260,000        232,000        803,000        719,000
  Selling                                       171,000        153,000        521,000        338,000
  General and administrative                    264,000        211,000        760,000        701,000
                                             ----------    -----------   ------------   ------------

        Total operating expenses                695,000        596,000      2,084,000      1,758,000
                                             ----------    -----------   ------------   ------------

        Loss from operations                    (15,000)      (349,000)    (1,074,000)    (1,074,000)

OTHER INCOME (EXPENSE):
  Interest income                                 4,000         19,000         15,000         22,000
  Interest expense                              (15,000)        (2,000)      (282,000)       (36,000)
  Other income                                       --             --        103,000             --
                                             ----------    -----------   ------------   ------------

        Total other income (expense)            (11,000)        17,000       (164,000)       (14,000)
                                             ----------    -----------   ------------   ------------

        LOSS BEFORE PROVISION FOR
           INCOME TAXES                         (26,000)      (332,000)    (1,238,000)    (1,088,000)

Provision for state income taxes                  3,000             --          3,000             --
                                             ----------    -----------   ------------   ------------

        NET LOSS                             $  (29,000)   $  (332,000)  $ (1,241,000)  $ (1,088,000)
                                             ----------    -----------   ------------   ------------

        NET LOSS PER SHARE                   $     (000)   $      (001)  $       (004)  $       (004)
                                             ----------    -----------   ------------   ------------
                                             ----------    -----------   ------------   ------------

    The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                               1996               1995
                                                               ----               ----
Cash flows from operating activities
  Net loss                                                $ (1,241,000)       $ (1,088,000)
    Depreciation and amortization                              285,000             337,000
    Non-cash interest expense on convertible debentures        250,000                  --
    Changes in assets and liabilities:
      Increase in accounts receivable                         (542,000)           (356,000)
      Increase in inventories                                  (22,000)            (91,000)
      (Increase) decrease in prepaid expenses                   16,000              (8,000)
      Decrease in accounts payable                            (266,000)            (65,000)
      Increase (decrease) in deferred revenues                 273,000            (116,000)
      Decrease in other assets                                   9,000                  --
                                                          ------------        ------------

      Net cash used for operating activities                (1,238,000)         (1,387,000)
                                                          ------------        ------------

Cash flows from investing activities:
  Additions in property, plant and equipment                  (146,000)           (249,000)
                                                          ------------        ------------

      Net cash used for investing activities                  (146,000)           (249,000)
                                                          ------------        ------------

Cash flows from financing activities:
  Principal payments under capital lease obligations           (50,000)            (96,000)
  Convertible debentures, net of issuance costs                666,000                  --
  Proceeds from private placements, net of
    issuance costs                                                  --           2,785,000
                                                          ------------        ------------
      Net cash provided by financing activities                616,000           2,689,000
                                                          ------------        ------------

Net increase (decrease) in cash                               (768,000)          1,053,000

      Beginning of period                                    1,189,000             331,000
                                                          ------------        ------------

      End of period                                       $    421,000        $  1,384,000
                                                          ------------        ------------
                                                          ------------        ------------

    The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three and nine-month periods ended December 31, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary of a fair presentation for the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1996 is derived from Soligen Technologies, Inc's 1996 Form 10-KSB. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Form 10-KSB. The Company filed Form 10-QSB/A-1 for the quarter ended September 30, 1996 as an amendment to the previously filed Form 10-QSB to reflect a change in the accounting treatment of the convertible debentures financing completed September 13, 1996.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                                     DECEMBER 31, 1996
                                                     -----------------

                                   Raw materials            $ 155,000
                                   Work in process             13,000
                                   Finished goods              21,000
                                                            ---------

                                        Total inventory     $ 189,000
                                                            ---------
                                                            ---------

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following at December 31, 1996:

Notes payable to former owners of A-RPM, collateralized           $ 305,000
by equipment and furnishings, bearing interest at 8%, interest payable quarterly, $85,000 currently due and $220,000 due in 2000 (see Part II, Item 1)

Capital leases                                                      167,000

Other notes to non-related parties, bearing interest from
8.125% to 12.3%, due at various dates through 1997                    4,000
                                                                  ---------

Total capital leases and notes payable                              476,000

Less current portion                                               (371,000)
                                                                  ---------

Long term portion                                                 $ 105,000
                                                                  ---------
                                                                  ---------

  CONVERTIBLE DEBENTURES

On September 13, 1996, the Company completed a $750,000 convertible debenture financing in accordance with SEC Regulation S. The debentures bear interest at the rate of 6% per annum and, if not earlier converted, principal and interest is payable in full in cash or common stock on August 31, 1999. The $84,000 of expenses related to the debenture financing were excluded from the consolidated statements of cash flows as a non-cash transaction.

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

OVERVIEW

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of Soligen Technologies, Inc ("STI") and its wholly-owned subsidiaries Soligen, Inc ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto (see Part I, Item 1).

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

As of December 31, 1996, the Company is continuing its transition from a development stage company into a manufacturing/service company with continuing revenues from operations. The Company operates four revenue-generating profit centers:

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

3. CONVENTIONAL CASTING PROFIT CENTER (PRODUCTION PARTS): Revenues result from the production and sale of production quantities of cast and machined metal parts to the Parts Now profit center (at cost) and from other industrial customers. The Company began generating revenues for industrial customers, many of whom were customers of A-RPM, whose assets where purchased as the basis for establishing Altop, its aluminum foundry and machine shop, in July 1994. This profit center is undergoing a transition from providing non-DSPC related, conventional casting services for industrial customers only to providing conventional casting of aluminum parts, utilizing DSPC made tooling, CNC machining finishing and inspection services to the Parts Now Profit Center.

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

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1996 and three and nine months ended December 31, 1996 and 1995 were as follows:

                            Three Months
                                Ended          Three Months Ended            Nine Months Ended
                            September 30,         December 31,                  December 31,
                            -------------         ------------                  ------------
                                1996          1996             1995         1996           1995
                                ----          ----             ----         ----           ----
Parts Now                     $  379,000    $   690,000      $      --   $  1,157,000    $        --
DSPC production                   62,000        282,000        229,000        472,000        611,000
Production parts                 309,000        235,000        391,000        835,000      1,043,000
DSPC technology                       --        127,000        133,000        163,000        408,000
                              ----------    -----------      ---------   ------------    -----------

     Total revenues           $  750,000    $ 1,334,000      $ 753,000   $  2,627,000    $ 2,062,000
                              ----------    -----------      ---------   ------------    -----------
                              ----------    -----------      ---------   ------------    -----------

For the quarter ended December 31, 1996, revenues increased $581,000, or 77%, to $1,334,000 from $753,000 for the similar period last year. During the comparable period a year ago, combined revenues for Parts Now and DSPC increased $743,000, or 324%, reflecting continued customer acceptance of the Company's core business in the market place. Revenues for the third quarter of fiscal 1997 grew to $1,334,000 from $750,000 in the second quarter ended September 30, 1996, an increase of $584,000, or 78%. The Parts Now and DSPC revenues grew to $972,000 in the third quarter of fiscal 1997 from $441,000 in the second quarter of fiscal 1997, an increase of $531,000, or 120%. Similarly, for the nine months ended December 31, 1996, Parts Now and DSPC revenues increased by 167%, to $1,629,000 from $611,000.

In the transition from stage 1 to stage 2 of the Company's Parts Now strategy, the trend continues of de-emphasizing either low or marginal profit margins, a business segment unrelated to Parts Now profit objectives. As a result, Altop's revenues from conventional casting contracts decreased $156,000 to $235,000, or 40% in the quarter ended December 31, 1996, and decreased $208,000 to $835,000, or 20% for the nine months ended December 31, 1996.

For the three months ended December 31, 1996, DSPC technology revenues decreased from $133,000 to $127,000 or 5% and for the nine months ended December 31, 1996, revenues deceased from $408,000 to $163,000, or 60%. This decrease resulted from expiration of R&D contracts with government agencies as well as license and maintenance agreements for DSPC experimental machines. The DSPC technology product line comprised of development contracts and selling operating licenses for DSPC machines will continue; however, since it is not a part of the Company's strategic business, the Company is not actively pursuing such contracts.

Cost of revenues as a percentage of total revenues in the third quarter of fiscal 1997 was 49% compared to 67% in the third quarter of fiscal 1996 and 66% in the prior quarter. For the nine months ended December 31, 1996 and 1995, cost of revenues as a percentage of total revenues was 62% and 67%, respectively. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production.

Research & development expenses were $260,000 in the third quarter of fiscal 1997, compared to $232,000 in the third quarter of fiscal 1996, an increase of $28,000. For the nine months ended December 31, 1996, research and development expenses were $803,000 compared to $719,000 recorded in the nine months ended December 31, 1995, an increase of $84,000. These increases were the result of the Company's continued effort to invest in research and development of the DSPC technology and its applications as a key to its future growth and prosperity. As a percentage of total revenues, research and development costs decreased to 19% in the third quarter of fiscal 1997 from 31% in the third quarter of fiscal 1996. For the nine months ended December 31, 1996, research and development costs as a percentage of total revenues deceased to 31% from 35% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than research and development expenses.

Selling expenses were $171,000 in the third quarter of fiscal 1997, compared to $153,000 in the third quarter of fiscal 1996 and $171,000 in the prior quarter. For the nine months ended December 31, 1996, selling expenses were $521,000, compared to $338,000 in the comparable period a year ago. The increase in selling expenses is due primarily to the establishment of a sales team and the Company's efforts to penetrate new markets for the underlying technology.

General and administrative expenses increased $53,000 to $264,000 for the quarter ended December 31, 1996 from $211,000 for the quarter ended December 31, 1995. For the nine months ended December 31, 1996 and 1995, general and administrative expenses increased to $760,000 from $701,000. The increase in general and administrative expenses is the result of additional administrative personnel to support the growth in revenues.

Interest expense increased to $15,000 in the third quarter of fiscal 1997 from $2,000 in the third quarter of fiscal 1996. This increase was caused primarily by interest expense on the convertible debentures issued September 13, 1996. For the nine months ended December 31, 1996, interest expense increased to $282,000 from $36,000 in the comparable period a year ago. This increase was caused by the $250,000 non-cash additional interest expense and $11,000 cash interest expense associated with the $750,000 convertible debenture financing completed in the second quarter of fiscal 1997.

CASH AND SOURCES OF LIQUIDITY

The Company requires significant funds to continue operations. As of December 31, 1996, the Company had $1,410,000 in cash and accounts receivable, representing an increase of $241,000 from $1,169,000 at September 30, 1996. This overall increase in cash and accounts receivable resulted primarily from operations. From inception, the Company has funded its operations through the private sale of common stock and convertible debentures. On September 13, 1996, the Company completed a private placement of $750,000, 6% convertible debentures due on or before August 31, 1999. The Company received proceeds of $666,000, net of finders and legal fees. During the third quarter ended December 31, 1996, $350,000 of convertible debentures were converted to common stock.

Based upon projected level of revenues, the Company does not expect current cash to be adequate beyond June 30, 1997*. Therefore, until the Company operates profitably, as to which no assurance can be given, it will be necessary for the Company to obtain outside funding to fund operations. The Company does not have any bank financing, and it does not believe that financing from a bank or other commercial lender is presently available to it. The Company is pursuing other sources of outside funds. However, no assurance can be given that the Company will be able to obtain the necessary funds when such funds are required, and the failure to obtain necessary funding may have a materially adverse effect upon its business and operations. Furthermore, if the Company is able to raise such funds, the terms on which funds may be made available to the Company may result in substantial dilution or may be otherwise on terms not favorable to the Company.


PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

A-RPM LAWSUIT AND COUNTERCLAIM

On June 30, 1994, Altop, Inc, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of A-RPM Corporation, an aluminum foundry and machine shop located in Santa Ana, California. The assets were acquired pursuant to an Asset Purchase Agreement between Altop, A-RPM, the Company and Leland K and Nancy B Lowry, the sole shareholders of A-RPM. As payment for the assets, Altop delivered an initial cash payment in the amount of $100,000 and three promissory notes in the total principal amount of $220,000. Altop also assumed certain liabilities of A-RPM and agreed to deliver an additional payment of up to $100,000 contingent upon determination of certain net asset values according to a formula set forth in the Asset Purchase Agreement. Altop also entered into an Employment Agreement with Leland K Lowry.

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

The Company and Altop intend to vigorously defend against the allegations of the cross-complaint and to vigorously pursue recovery against A-RPM and the Lowrys. A trial date has been set for March 3, 1997. Pending resolution of this dispute, the Company has provided for a $305,000 liability in its consolidated financial statements.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


        11.1 Computation of Net Loss Per Share

(b)  Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              SOLIGEN TECHNOLOGIES, INC.


Date:  February 7, 1997       By:  /s/  Yehoram Uziel
                                   ---------------------------------------------
                                   Yehoram Uziel
                                   President, CEO and Chairman of the Board
                                   (Principal executive officer)



Date:  February 7, 1997       By:  /s/  Robert Kassel
                                   ---------------------------------------------
                                   Robert Kassel
                                   Chief Financial Officer
                                   (Principal financial officer)