Form 10KSB/A
period 1996-03-31
SOLIGEN TECHNOLOGIES INC
filed 1997-02-27
CIK 916460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                                   FORM 10-KSB/A-1

                     -------------------------------------------
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                          OR
               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM         TO
                                                 -------    -------
                            COMMISSION FILE NUMBER 1-12694

                              SOLIGEN TECHNOLOGIES, INC.
                    (Name of small business issuer in its charter)

               WYOMING                                       95-4440838
             (STATE OF                                   (I.R.S. EMPLOYER
            INCORPORATION)                               IDENTIFICATION NO.)

                  19408 LONDELIUS ST., NORTHRIDGE, CALIFORNIA  91324
                 (Address of principal executive offices)  (Zip Code)
                       ISSUER'S TELEPHONE NUMBER: 818/718-1221

            SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------

    COMMON STOCK WITHOUT PAR VALUE     AMERICAN STOCK EXCHANGE (EMERGING COMPANY
                                                        MARKETPLACE)
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

                     -------------------------------------------

    CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X] NO [ ]

    CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM
10-KSB/A-1 OR ANY AMENDMENT TO THIS FORM 10-KSB/A-1.    [X]

    THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED MARCH 31, 1996 WERE $2,815,000.

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH STOCK, AS OF MAY 30, 1996 WAS APPROXIMATELY $29,192,000.

    AS OF MAY 30, 1996, THERE WERE 29,738,330 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

    THE INDEX TO EXHIBITS APPEARS ON PAGE 4 OF THIS DOCUMENT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Annual Report.

OVERVIEW

As of March 31, 1996, the Company is continuing its transition from a development stage company into a manufacturing/service company with continuing revenues from operations. The Company operates three major revenue-generating profit centers:

1. DSPC PRODUCTION PROFIT CENTER: Revenues result from the production and sale of first article and short run quantities of cast metal parts made directly from the customer's CAD file. This profit center also provides DSPC part
    and tool making services to the Parts Now Profit Center.   These services
    are charged to Parts Now at cost. Revenues for this product line were initiated in the quarter ended March 31, 1995.

2. CONVENTIONAL CASTING PROFIT CENTER ("PRODUCTION PARTS"): Revenues result from the production, and sale of production quantities of cast and machined metal parts for industrial customers. The Company began generating revenues in this area through Altop, its aluminum foundry and machine shop, in July 1994. This profit center also provides conventional casting of aluminum parts utilizing DSPC made tooling, CNC machining, finishing and inspection services to the Parts Now Profit Center. These services are charged to Parts Now at cost.

3. PARTS NOW PROFIT CENTER ("PARTS NOW"): Oversees the "one stop shop" production services from receipt of the customer's CAD file through production. Parts Now is responsible for any contract which requires a combination of the DSPC production center and the conventional casting and CNC machining expertise. It consists of program managers who oversee the transition from CAD to first article, to tooling, to conventional casting and later to mass production. It acquires services from the DSPC Production Center and the conventional casting center at cost.

Additionally, the Company has another profit center ("DSPC Technology Profit Center") which combines two peripheral activities that generate revenues:

1. MACHINE REVENUES result from the distribution and maintenance of DSPC machines. Part of the Company's strategy is to enable companies in certain applications to operate DSPC machines in-house. Initially this involved the sale of machines, to be used in a specific application (such as the sale of a DSPC machine to Johnson & Johnson Orthopedics for the sole purpose of producing orthopedic implants), subsequently evolving into the generation of revenues through licensing, maintenance and upgrades.

2. ENGINEERING CONTRACTS revenues involve participation in research projects wherein Soligen provides technological expertise. Revenues in this product line were initiated in the quarter ended December 31, 1994 as a part of the Company's participation in several industrial consortia that included MIT and certain companies seeking to further develop applications in advanced manufacturing. This product line may be discontinued after fiscal year 1996.

RESULTS OF OPERATIONS

From fiscal year 1995 to fiscal year 1996, operating revenues increased by $1,163,000 from $1,652,000 to $2,815,000, gross margins increased from $417,000 to $872,000 and operating expenses increased from $2,388,000 to $3,036,000. Included in operating expenses in fiscal 1996 were the write-off of goodwill in the amount of $657,000 applicable to the A-RPM purchase and $41,000 related to the development of the Company's Web site.

The Company's operating revenues for fiscal 1995 and fiscal 1996, classified by product lines, are as follows (in $000's):

                                           FISCAL    FISCAL
                                            1995      1996
                                            ----      ----
    DSPC Production Center/Parts Now       $   94    $  797
    Production Parts                        1,046     1,472
    Machine Revenues                          383       283
    Engineering Contracts                     129       263
                                           ------    ------
         Total Operating Revenues          $1,652    $2,815

Research and Development expenses decreased by $172,000, from $1,113,000 in fiscal 1995 to $941,000 in fiscal 1996. The reduction was due to costs associated with the DSPC Production Center product line which entered the operational stage in January 1995. Prior to that time, all costs associated with the DSPC product line were wholly developmental in nature.

Selling expenses increased by $250,000 in fiscal 1996. This increase resulted from the formation of a sales staff which was largely responsible for the increase in revenues in the current year. Initial sales were generated from customers who learned about Soligen from trade publications as well as through referrals from satisfied customers. Subsequently, the Company has been training a direct sales force. In some territories, independent sales representatives have been engaged to augment the direct sales force. At the end of fiscal 1996, the Company had three sales representatives (each limited to his own accounts), and four direct sales engineers, two of whom are still in training. The Company is actively seeking a Vice-President of Sales to expand its sales force.

General & Administrative expenses decreased by $128,000, from $1,018,000 to $890,000, from fiscal 1995 to fiscal 1996, largely as a result of the decline in legal expenses associated with the settlement of the DTM Lawsuit. This represents a reduction from 62% of revenues in fiscal 1995 to 32% of revenues in fiscal 1996.

The Company increased capital assets by $408,000 in fiscal 1996, including the construction of two DSPC machines. To meet quality requirements related to DSPC technology and to better support the Parts Now product line, Altop sold four CNC machines and purchased three others.

MIT LICENSE: Soligen and the Massachusetts Institute of Technology ("MIT") are parties to an agreement whereby MIT granted Soligen an exclusive license to develop, manufacture, market and sell products utilizing technology and processes patented by MIT. The Company is in the process of negotiating certain amendments to the license agreement. The Company incurred $25,000 as its share of the costs associated with filing and maintenance of all patent rights in fiscal 1996. There were no royalties paid to MIT in fiscal 1996

SOURCES OF LIQUIDITY

The Company requires significant funds to continue operations. As of March 31, 1996, the Company had working capital of approximately $660,000. Since March 31, 1995, the Company has funded its operations through the private sale of common stock. The Company received net proceeds of $536,000 from the private placement of common stock which was completed in June 1995, net proceeds of $2,211,000 from the private placement of common stock completed in September 1995 and net proceeds of $405,000 from the private placement of common stock completed in January 1996. The Company does not expect current sources of liquidity to be adequate beyond September 30, 1996. Therefore, until the Company operates profitably, as to which no assurance can be given, it will be necessary for the Company to obtain outside funding to fund operations. The Company does not have any bank financing, and it does not believe that financing from a bank or other commercial lender is presently available to it. The Company is pursuing other sources of outside funds. However, no assurance can be given that the Company will be able to obtain the necessary funds when such funds are required, and the failure to obtain necessary funding may have a materially adverse effect upon its business and operations. Furthermore, if the Company is able to raise such funds, the terms on which funds may be made available to the Company may result in substantial dilution or may be otherwise on terms not favorable to the Company.



ITEM 7.  FINANCIAL STATEMENTS

See Item 13 below and the index therein for a listing of the financial statements and supplementary data filed as part of this report.

 ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

                                                                                    Page
                                                                                   ------
    Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . .   6
    Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .
       Balance Sheet as of March 31, 1996  . . . . . . . . . . . . . . . . . . . .   7
       Statements of Operations for the years ended March 31, 1995 and 1996  . . .   8
       Statements of Stockholders' Equity for the years ended March 31, 1995
          and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
    Statements of Cash Flows for the years ended March 31, 1995 and 1996 . . . . .   10
    Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .   11

(b)  2.  FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes hereto.

(a)  3.  EXHIBITS

Exhibit 2.1   Share Exchange Agreement and Amendments    . . . . . . . . . . . . .    *
Exhibit 2.2   MIT Share Acquisition Agreement    . . . . . . . . . . . . . . . . .    *
Exhibit 2.3   Escrow Agreement     . . . . . . . . . . . . . . . . . . . . . . . .    *
Exhibit 2.4   Pooling Agreement    . . . . . . . . . . . . . . . . . . . . . . . .    *
Exhibit 3.1   Articles of Incorporation of Soligen Technologies, Inc.    . . . . .    *
Exhibit 3.2   Bylaws of Soligen Technologies, Inc.     . . . . . . . . . . . . . .    *
Exhibit 3.3   First Amendment to Bylaws    . . . . . . . . . . . . . . . . . . . .    ***
Exhibit 4.1   Modification Agreement (Pooling)   . . . . . . . . . . . . . . . . .    ###
Exhibit 4.2   Subscription Agreement for Private Placement   . . . . . . . . . . .    ##
Exhibit 4.3   Subscription Agreement for Private Placement . . . . . . . . . . . .    ##
Exhibit 10.1  Finder's Fee Agreement     . . . . . . . . . . . . . . . . . . . . .    *
Exhibit 10.2  Fiscal Agency Agreement    . . . . . . . . . . . . . . . . . . . . .    *
Exhibit 10.3  License Agreement and Amendments     . . . . . . . . . . . . . . . .    *
Exhibit 10.4  Amendment to License Agreement     . . . . . . . . . . . . . . . . .    #
Exhibit 10.5  Alpha Agreements     . . . . . . . . . . . . . . . . . . . . . . . .    *
Exhibit 10.6  Ashland Chemical Marketing Agreement     . . . . . . . . . . . . . .    *
Exhibit 10.7  Stock Option Plans     . . . . . . . . . . . . . . . . . . . . . . .    *
Exhibit 10.8  Subscription Agreement for Private Placement     . . . . . . . . . .    **



Exhibit 10.9  Letter of Agreement with Consultant    . . . . . . . . . . . . . . .    **
Exhibit 11.1  Statement of Per Share Earnings    . . . . . . . . . . . . . . . . .    22
Exhibit 16    Notice and Letters re: Change in Certifying Accountant     . . . . .    ****
Exhibit 21.1  Subsidiaries of the Registrant     . . . . . . . . . . . . . . . . .    ###
Exhibit 24.1  Power of Attorney of Dr. Mark W. Dowley      . . . . . . . . . . . .    ###
Exhibit 24.2  Power of Attorney of Patrick J. Lavelle    . . . . . . . . . . . . .    ###
Exhibit 24.3  Power of Attorney of Darryl J. Yea     . . . . . . . . . . . . . . .    ###

* Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on December 20, 1993.

** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 7, 1994.

*** Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 22, 1994.


**** Incorporated by reference to Form 8-K/A-2 filed by the Company on August
    30, 1994.

# Incorporated by reference to Form 10-KSB filed by the Company on June 16, 1995.

## Incorporated by reference to Form 10-QSB filed by the Company on November 14, 1995.

### Incorporated by reference to Form 10-KSB filed by the Company on June 17, 1996.

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Soligen Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Soligen Technologies, Inc. and subsidiaries (a Wyoming Corporation - collectively, the Company) as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soligen Technologies, Inc. and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP


Los Angeles, California
May 28, 1996

                              SOLIGEN TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET - MARCH 31, 1996

                                        ASSETS


CURRENT ASSETS:
  Cash                                                              $1,189,000
  Accounts receivable, net of allowance for
    doubtful accounts of $87,000                                       447,000
  Inventories                                                          167,000
  Prepaid expenses                                                      55,000
                                                                    ----------
    Total current assets                                             1,858,000
                                                                    ----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization                                      1,257,000

OTHER ASSETS                                                            63,000
                                                                    ----------
         Total Assets                                               $3,178,000
                                                                    ----------
                                                                    ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $  780,000
  Deferred revenue                                                      38,000
  Notes payable                                                        380,000
                                                                    ----------
         Total current liabilities                                   1,198,000
                                                                    ----------

NOTES PAYABLE, net of current portion                                  146,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY:
  Common stock, no par value
    Authorized--50,000,000 shares
    Issued and outstanding--29,738,330 shares                        8,631,000
  Accumulated deficit                                               (6,797,000)
                                                                    ----------
         Total stockholders' equity                                  1,834,000
                                                                    ----------
         Total Liabilities and Stockholders' Equity                 $3,178,000
                                                                    ----------
                                                                    ----------

          The accompanying notes are an integral part of this balance sheet.

                              SOLIGEN TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED MARCH 31, 1995 AND 1996


                                                     1995             1996
                                                     ----             ----
REVENUES:
  DSPC-Registered Trademark- production center    $    94,000      $   797,000
  Production parts                                  1,046,000        1,472,000
  Machine revenues                                    383,000          283,000
  Engineering contracts                               129,000          263,000
                                                  -----------      -----------

         Total revenues                             1,652,000        2,815,000
                                                  -----------      -----------

COST OF REVENUES:                                   1,235,000        1,943,000
                                                  -----------      -----------

         Gross margin                                 417,000          872,000
                                                  -----------      -----------

  Research and development                          1,113,000          941,000
  Selling                                             257,000          507,000
  General and administrative                        1,018,000          890,000
  Other                                                  -              41,000
  Write-off of goodwill and related
   acquisition costs                                     -             657,000
                                                  -----------      -----------

         Total expenses                             2,388,000        3,036,000
                                                  -----------      -----------
         Loss from operations                      (1,971,000)      (2,164,000)
                                                  -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                      20,000           46,000
  Interest expense                                    (39,000)         (49,000)
                                                  -----------      -----------
         Loss before provision for
           income taxes                            (1,990,000)      (2,167,000)

Provision for state income taxes                        2,000            5,000
                                                  -----------      -----------

         Net loss                                 $(1,992,000)     $(2,172,000)
                                                  -----------      -----------
                                                  -----------      -----------

         Net loss per share                            $(0.09)          $(0.08)
                                                  -----------      -----------


      The accompanying notes are an integral part of these financial statements.

                              SOLIGEN TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE YEARS ENDED MARCH 31, 1995 AND 1996


                                        Common Stock
                                  -------------------------    Accumulated
                                    Shares         Amount        Deficit         Total
                                  ----------     ----------    -----------    -----------
BALANCE, March 31, 1994           20,873,330     $4,307,000    $(2,633,000)   $ 1,674,000
Shares issued pursuant
    to a private placement
    (December 1994)                1,390,000        663,000           -           663,000
Shares issued pursuant
    to a private placement
    (January 1995)                   570,000        272,000           -           272,000
Shares issued pursuant
    to a private placement
    (March 1995)                     430,000        205,000           -           205,000
Shares issued pursuant
    to options exercised
    (March 1995)                      10,000          3,000           -             3,000
Net loss for the year                   -              -        (1,992,000)    (1,992,000)
                                  ----------     ----------    -----------    -----------

BALANCE, March 31, 1995           23,273,330      5,450,000     (4,625,000)       825,000
  Shares issued pursuant
    to DTM settlement
    (April 1995)                      50,000         29,000           -            29,000
Shares issued pursuant
    to private placement
    (June 1995)                    1,090,000        536,000           -           536,000
Shares issued pursuant
    to private placement
    (September 1995)               4,500,000      2,211,000           -         2,211,000
Shares issued pursuant
    to private placement
    (February 1996)                  825,000        405,000           -           405,000
Net loss for the year                                           (2,172,000)    (2,172,000)
                                  ----------     ----------    -----------    -----------

    BALANCE, March 31, 1996       29,738,330     $8,631,000    $(6,797,000)   $ 1,834,000
                                  ----------     ----------    -----------    -----------
                                  ----------     ----------    -----------    -----------


      The accompanying notes are an integral part of these financial statements.

                              SOLIGEN TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED MARCH 31, 1995 AND 1996

                                                                1995           1996
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(1,992,000)   $(2,172,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Write-off of goodwill and related acquisition costs          -           657,000
      Depreciation and amortization                             274,000        323,000
      Changes in assets and liabilities, net
        of effects from purchase of A-RPM:
        Decrease (increase) in accounts receivable               15,000       (340,000)
        Decrease (increase) in inventories                      (55,000)        65,000
        Decrease (increase) in prepaid
          expenses and other assets                             (36,000)       (20,000)
        Increase (decrease) in accounts payable
          and accrued expenses                                   35,000        (82,000)
        Increase (decrease) in deferred revenues                 71,000       (188,000)
                                                            -----------    -----------
       Net cash used in operating activities                 (1,688,000)    (1,757,000)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                 (478,000)      (408,000)
  Payment for purchase of A-RPM                                (100,000)          -
  Sale of investments                                         1,470,000           -
                                                            -----------    -----------
         Net cash provided by (used in)
           investing activities                                 892,000       (408,000)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit                                   (450,000)          -
  Principal payments under capital lease
    obligations                                                 (51,000)       (97,000)
  Repayments of notes from officers and
    shareholders                                                (35,000)          -
  Payments on notes payable                                     (31,000)       (32,000)
  Proceeds from issuance of debt                                 15,000           -
  Proceeds from private placements, net of
    issuance costs                                            1,140,000      3,152,000
  Cash received from options/warrants exercised                   3,000           -
                                                            -----------    -----------

         Net cash provided by financing activities              591,000      3,023,000
                                                            -----------    -----------

  Net increase (decrease) in cash                              (205,000)       858,000

  Cash at beginning of period                                   536,000        331,000
                                                            -----------    -----------
  Cash at end of period                                     $   331,000    $ 1,189,000
                                                            -----------    -----------
                                                            -----------    -----------


      The accompanying notes are an integral part of these financial statements

                              SOLIGEN TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                    MARCH 31, 1996

General

This Form 10-KSB/A-1 is filed as Amendment No. 1 to the previously filed Form 10-KSB for fiscal year ended March 31, 1996, so as to reflect in the Consolidated Statements of Operations the write-off of goodwill ($657,000) and the write-off related to development of a Web site ($41,000) as components in the determination of loss from operations. Additionally, in the Consolidated Statements of Funds Flow, the write-off of goodwill ($657,000) and the amount of depreciation and amortization ($323,000) are disclosed individually.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY AND NATURE OF THE BUSINESS

    Soligen Technologies, Inc. (STI) is a Wyoming corporation which operates through its wholly owned subsidiaries Soligen, Inc. (Soligen) and Altop, Inc. (Altop) (collectively referred to as the Company).

    Soligen is located in Northridge, California. It was founded to develop and commercialize a new technology for creating metal parts and tooling from computer designs. This technology, Direct Shell Production Casting (DSPC-Registered Trademark-), is based on Three Dimensional Printing (3DP-TM-) a patented process licensed to Soligen by the Massachusetts Institute of Technology.

    In June 1994, Altop was incorporated in Delaware. On June 30, 1994, Altop acquired substantially all of the assets of A-RPM Corporation, an aluminum foundry and machine shop. Altop immediately commenced operations as an aluminum foundry and machine shop in the same location as A-RPM had operated, in Santa Ana, California.

    The Company will need to raise additional capital to fund future operations. In addition, the Company faces certain other risks, including those described in Note 7.

    DSPC-Registered Trademark- is used to fabricate complex ceramic molds (shells) of virtually any shape directly from a computer-aided design (CAD) data file, for casting functional metal parts. The Company has four product lines:

    A. DSPC-Registered Trademark- Production Center - The production and distribution of "first article" metal parts and tooling for quantity production.

    B. Production Parts - The quantity production of metal parts for commercial users.

    C. Machine Revenues - The production and distribution of DSPC-Registered Trademark- machines to select customers.

    D. Engineering Contracts - Studies exploring new uses of related technology.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of STI, Soligen and Altop. All material intercompany balances and transactions have been eliminated in consolidation.


    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CREDIT RISK

    The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 1996, no single customer represented more than 10 percent of accounts receivable. The Company s largest customer represented approximately 13 percent of Revenues during fiscal 1996. For the year ended March 31, 1995, no single customer represented more than 10 percent of Revenues.

    INVENTORIES

    Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include raw materials, work in process and finished goods.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the expected lives of the assets, as follows:

                  Description                           Depreciation Life
         ------------------------------               --------------------

         Office furniture and fixtures                3 years
         Plant machinery and equipment                5 years
         DSPC-Registered Trademark- machines          2 to 3 years
         Leasehold improvements                       Lesser of asset life
                                                        or term of lease

    Property, plant and equipment consist of the following at March 31, 1996:

         Office furniture and fixtures                   $     54,000
         Plant machinery and equipment                        997,000
         DSPC-Registered Trademark- machines                  556,000
         Leasehold improvements                                12,000
         Construction in progress - DSPC-Registered
           Trademark- machines                                263,000
                                                         ------------
                                                            1,882,000
         Less--Accumulated depreciation and
           amortization                                      (625,000)
                                                         ------------
                                                           $1,257,000
                                                         ------------
                                                         ------------

    GOODWILL

    Goodwill represents the unamortized difference between the acquisition cost of A-RPM and the fair value of net assets acquired. The goodwill is amortized on a straight-line basis over eight years. See also discussion below of "New Authoritative Pronouncements."

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount that could be anticipated to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

    The income tax expense for 1995 and 1996 is limited to minimum payments due for each year due to the Company's large operating loss carryforward. The Company's deferred tax asset and valuation reserve are as follows:

                                                   March 31, 1996
                                                   --------------

         Deferred tax assets:
           Net operating loss carryforward            $2,354,000
           Amortization of goodwill                      230,000
           Vacation accrual                               15,000
           Unicap                                          3,000
           Allowance for bad debts                        35,000
           Other                                           7,000
                                                      ----------
                                                       2,644,000
         Deferred tax liabilities:
           Depreciation                                   (5,000)
                                                      ----------
         Total net deferred tax assets                 2,639,000
         Valuation allowance                          (2,639,000)
                                                      ----------

                   Total                              $     -
                                                      ----------
                                                      ----------


    There is no assurance that the Company will be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1996. As of March 31, 1996, the Company has a federal income tax operating loss carryforward of approximately $6,100,000 which expires through 2011. Under Section 382 of the Internal Revenue Code, the availability of net operating loss and credit carryforwards may be reduced in the event of a greater than 50 percent change in ownership over a three-year period. In the event that such a change is deemed to have occurred, the Company's use of net operating losses and credits may be limited.



    RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred.

    LOSS PER SHARE

    Loss per share is based on the weighted average number of shares outstanding during each year. The weighted average number of shares used in the computation of loss per share for 1995 and 1996 was 21,352,000 and 26,559,000, respectively.

    NEW AUTHORITATIVE PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which required impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 in 1996 and the impact on the Company's financial position and results of operations was significant to the fourth quarter and fiscal year ended March 31, 1996. Unamortized goodwill and related acquisition costs relating to the A-RPM acquisition were written off pursuant to SFAS 121 guidelines and management's assessment of the remaining (impaired) value of the assets. (See also Note 7).

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) but requires pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company will be required to adopt this standard effective in 1996. While the Company is still evaluating SFAS 123, it currently, expects to elect to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements. Therefore, SFAS 123 will have no impact on the Company's financial position or results of operations.

    STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    The Company paid $39,000 and $35,000 for interest in fiscal 1995 and 1996, respectively. The Company paid $2,000 and $5,000 for income taxes in fiscal 1995 and 1996, respectively. During fiscal 1996, the Company issued 50,000 shares pursuant to the DTM settlement (Note 7).

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.  INVENTORIES

    Inventories consist of the following as of March 31, 1996:

         Raw materials and parts                   $ 82,000
         Work in process                             50,000
         Finished goods                              35,000
                                                   --------
                   Total inventories               $167,000
                                                   --------
                                                   --------

3.  DEFERRED REVENUE

Deferred revenue relates to both the machine and customer parts revenues. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses to use the machines, or to support the machines in form of maintenance, rather than the outright sales of machines.

4.  DEBT

Debt consists of the following at March 31, 1996:

    Notes to former owners of A-RPM, collateralized
      by equipment and furnishings, bearing
      interest at 8 percent, interest payable
      quarterly, due fiscal 1997 (Note 7)                    $305,000

    Capital leases (Note 5)                                   206,000

    Other notes to non-related parties, bearing
      interest from 8.125 percent to 9.7 percent,
      due at various dates through 1997                        15,000
                                                             --------
                                                              526,000
    Less--Current portion                                     380,000
                                                             --------
                                                             $146,000
                                                             --------
                                                             --------


The debt matures as follows:

         1997                  $380,000
         1998                    56,000
         1999                    60,000
         2000                    30,000
                               --------
                               $526,000
                               --------
                               --------

5.  COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under capital and operating lease agreements. The leases expire at various dates through 2000. A capital lease obligation of $137,000 was incurred when the Company entered into a lease for new equipment during 1995. Future minimum lease payments under capital lease obligations and noncancelable operating leases at March 31, 1996 are summarized as follows:

                                                   Capital       Operating
                                                    Leases         Leases
                                                   --------       --------
    1997                                           $ 82,000       $100,000
    1998                                             65,000         13,000
    1999                                             69,000          -
    2000                                             29,000          -
                                                   --------       --------
    Total minimum lease payments                    245,000       $113,000
                                                                  --------
                                                                  --------
    Less--Amount representing interest              (39,000)
                                                   --------

    Present value of future minimum
      lease payments                                206,000
    Less--Current portion                           (64,000)
                                                   --------

                                                   $142,000
                                                   --------
                                                   --------

Total rent expense was approximately $102,000 and $117,000 in 1995 and 1996, respectively.

6.  ACQUISITION OF A-RPM

On June 30, 1994, STI's wholly-owned subsidiary, Altop, Inc., acquired substantially all of the assets of A-RPM Corporation, a foundry and machine shop located in Santa Ana, California. The acquisition price was $420,000, with $100,000 paid in cash and $320,000 in notes ($100,000 of which is contingent upon determination of certain net asset values according to a formula set forth in the Asset Purchase Agreement), plus assumption of stated liabilities (see
Note 7).

The following unaudited pro forma results of operations were prepared under the assumption that the acquisition had occurred at the beginning of fiscal 1995. The historical results of operations for the companies were combined and pro forma adjustments made to present the effects of goodwill amortization and interest expense on debt related to the acquisition:

                              Soligen Technologies, Inc.
                  Unaudited Pro Forma Condensed Summary Consolidated
                               Statement of Operations

                                              1995
                                           ----------
    Revenues                               $ 2,328,000
    Net loss                               $(2,015,000)
    Net loss per share                     $     (0.09)

7.  CONTINGENT LIABILITIES

    MIT LICENSE - Soligen and the Massachusetts Institute of Technology (MIT) entered into an agreement under which MIT granted Soligen an exclusive license to develop, manufacture, market and sell products utilizing technology and processes patented by MIT in the metal casting and sanitary products fields of use. Terms of said agreement state that Soligen must reimburse MIT for any fees incurred by MIT for the prosecution, filing and maintenance of all patent rights.

    Under the terms of the license, Soligen is required to generate the following minimum net sales levels:

                                                      Amount of
                Period                                Net Sales
         --------------------                         ---------

         October 1991 to October 1994                $ 1,000,000
         November 1994 to October 1996               $ 2,500,000
         November 1996 to October 1997               $ 7,250,000
         November to October thereafter              $15,000,000

    In addition, Soligen has an obligation to pay to MIT a royalty in the amount of 4.5 percent of "Net Sales" on a quarterly basis, subject to a minimum annual royalty of $50,000 due on December 31, 1994 and December 31 in each year thereafter. The license provides that if Soligen fails to reach the sales minimums or pay the obligations delineated above, such failure will be grounds for MIT to terminate the license on 90 days' notice to Soligen.

    The Company has met the requirement for minimum net sales of $1 million for the period between November 1991 to October 1994. MIT has notified the Company that any royalties payable under the license agreement may be applied by the Company to the payment of the costs of defending the DTM lawsuit (see below), through May 31, 1995.

    LEGAL ACTIVITY - DTM - DTM Corporation (DTM) of Austin, Texas, has filed a lawsuit against Soligen in the Western District of Texas, alleging infringement of a United States patent (Housholder patent) of which DTM is the assignee. Soligen was served on February 17, 1994 with notice of this action. Soligen answered with a motion to dismiss for lack of jurisdiction, and on September 9, 1994 was notified that DTM had voluntarily dismissed the complaint in Texas, and filed a similar action in Delaware.

    In October 1994, Soligen filed a counterclaim alleging that the DTM patent is invalid due to "prior art." In December 1994, Soligen filed a motion in Delaware to transfer the action to California and an additional motion to recoup court costs and attorney's fees arising from the Texas action. In January 1995, Soligen filed a petition with the United States Patent Office for re-examination of the Housholder patent. In March 1995, the United States Patent Office granted Soligen's petition for re-examination of the Housholder patent.

    In April 1995, Soligen signed a Memorandum of Understanding with DTM and MIT to settle the patent infringement lawsuit and to resolve, without further litigation by DTM, related patent disputes between DTM and MIT that impacted both Soligen and other MIT licensees of Three Dimensional Printing (3DP-TM-) technology. The settlement provides for the issuance of 50,000 shares of the Company's common stock to DTM, and an additional 50,000 shares contingent upon the final outcome of the pending petition for re-examination of the Housholder patent. Soligen has issued 50,000 shares and has provided $39,000 for the contingent issuance, which is included in accounts payable and accrued liabilities. The Company believes the accrued amount will be sufficient to cover the costs related to this matter.

    LEGAL ACTIVITY - A-RPM - On March 22, 1995, Altop filed an action against A-RPM and its shareholders for breach of contract and misrepresentations related to its June 30, 1994 Asset Purchase Agreement of A-RPM. In May 1995, A-RPM filed a response and counter-complaint and no trial date has been scheduled.

    LEGAL ACTIVITY - OTHER - The Company is involved in the normal course of its business in various other litigation matters. Although the Company's counsel is unable to determine at the present time whether the Company will have any liability in any of the pending matters, the Company believes that none of the pending matters will have an outcome material to the financial condition or business of the Company.

8.  STOCK OPTION PLAN

The Company has a stock option plan that provides for incentive and non-incentive stock options to employees, officers, directors and consultants responsible for the success of the Company. During fiscal 1995, the Board of Directors increased the options available under the plan to 3,500,000 shares.

Under the Plan, incentive stock options can be granted at prices not less than 100 percent of the fair market value at the date of grant while nonqualified options can be granted at not less than 85 percent of the fair market value at the date of grant. Options are generally exercisable in fourths, commencing one year after the grant date and on the second, third and fourth anniversary of the grant date, respectively.

Stock option information with respect to the Company's stock option plan is as follows:

                    Common                                  Option     Aggregate
                    Shares      Available     Options       Price       Option
                   Reserved     for Grant   Outstanding    Per Share     Price
                   --------     ---------   -----------    ---------     -----
March 31, 1995    3,500,000     2,253,000     1,247,000   $0.74-1.62  $1,081,000
    Granted               -    (2,130,000)    2,130,000         0.75   1,598,000
    Canceled              -        15,000       (15,000)        1.62     (24,000)
                  ---------     ---------     ---------   ----------  ----------

March 31, 1996    3,500,000       138,000     3,362,000   $0.74-1.62  $2,655,000
                  ---------     ---------     ---------   ----------  ----------
                  ---------     ---------     ---------   ----------  ----------


Option granted prior to March 31, 1995 were issued in Canadian dollars at $1.00 Canadian ($0.74 U.S. at March 31, 1996) and $2.20 Canadian ($1.62 U.S. at
March 31, 1996) per share. All options granted subsequent to March 31, 1995 are issued in U.S. dollars. Of the options issued, 676,000 were exercisable at March 31, 1996.

9.  PRIVATE PLACEMENTS

In fiscal 1995, STI initiated a private placement of 2,390,000 units at a price of $.50 per unit. The private placement grossed $1,195,000, net of $55,000 in issuance costs. Each unit consisted of one common share, one-half Class "A" and one-half Class "B" warrant.

During the year ended March 31 ,1996, STI initiated three private placements grossing $3,528,000, net of $376,000 in issuance costs. The June 1995 private placement of 1,090,000 units was at a price of $0.55 per unit. Each unit issued in connection with the June 1995 private placement consisted of one common share, one Class "C" warrant and one-fifth Class "D" warrant. The September 1995 and January 1996 private placements of 53.25 units was at a price of $55,000 per unit. Each unit consisted of 100,000 common shares and 100,000 Class "E" warrants. Any investor who purchased in aggregate at least 20 units, the holder received Class "G" warrants. The Class "G" warrants shall be redeemable if the closing price of the common stock is at least $1.75 for ten consecutive trading days. In the event of such redemption, the exercise price for the Class "G" warrant shall be reduced to $0.95 per share. In connection with the September 1995 and February 1996 private placements, the Company issued 533,000 Class "F" warrants to the placement agent.

A summary of the common stock purchase warrants as of March 31, 1996 is as follows:

            Exercise       Exercise           Number
   Class      Price          Term           of Warrants
   ------   ---------      ---------        -----------

    A         $1.25       12 months          1,195,000
    B         $2.50       12 months          1,195,000
    C         $1.50       12 months          1,090,000
    D         $0.75       12 months            218,000
    E         $1.50       36 months          3,325,000
    F         $0.55       60 months            533,000
    G         $1.00       36 months          2,000,000

The exercise term commences the date of issuance; however, in February 1996 the board of directors extended the exercise term for the Class "A", "B", "C" and "D" warrants to be 12 months from the date of a S-3 filing, which is expected to occur in July 1996.

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 1997.

SOLIGEN TECHNOLOGIES, INC.
(Registrant)

By:      /s/Yehoram Uziel
   ---------------------------------
Yehoram Uziel, President, CEO,
Director, and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature                            Title                          Date
            ---------                            -----                          ----
         /s/Yehoram Uziel              President, CEO,  Director,         February 26, 1997
------------------------------------   and Chairman of the Board
Yehoram Uziel                          (principal executive officer)



         /s/Robert E. Kassel           Chief Financial Officer            February 26, 1997
------------------------------------   (principal financial officer and
Robert E. Kassel                       principal accounting officer)



*          /Dr. Mark W. Dowley         Director                           February 26, 1997
------------------------------------
Dr. Mark W. Dowley


         /s/Kenneth T. Friedman        Director                           February 26, 1997
------------------------------------
Kenneth T. Friedman


*          /Patrick J. Lavelle         Director                           February 26, 1997
------------------------------------

Patrick J. Lavelle


*          /Darryl J. Yea              Director                           February 26, 1997
------------------------------------
Darryl J. Yea


*By:     /s/Yehoram Uziel                                                 February 26, 1997
    --------------------------------
Yehoram Uziel, Attorney-in-Fact