Form 10KSB
period 1997-03-31
SOLIGEN TECHNOLOGIES INC
filed 1997-07-11
CIK 916460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-KSB

                        --------------------------------

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997
                                       OR
            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

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
                    Issuer's telephone number: (818) 718-1221

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

         ---------------------------------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes  [X]
No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended March 31, 1997 were $4,203,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of June 3 1997, was approximately $15,717,000.

     As of June 3, 1997, there were 31,434,283 shares of common stock, no par value, outstanding.

     The index to exhibits appears on page 17 of this document.

                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of its Proxy Statement for the 1997 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-KSB

                        FOR THE YEAR ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

    Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . .    1

    Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . .   10

    Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   10

    Item 4.    Submission of Matters to a Vote of Security Holders . . . .   11

PART II

    Item 5.    Market for Common Equity and Related Stockholder Matters. .   11

    Item 6.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations. . . . . . . . . . . . . . .   12

    Item 7.    Financial Statements. . . . . . . . . . . . . . . . . . . .   16

    Item 8.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure . . . . . . . . . . . . . . .   17

PART III

    Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act. . .   17

    Item 10.   Executive Compensation. . . . . . . . . . . . . . . . . . .   17

    Item 11.   Security Ownership of Certain Beneficial
                    Owners and Management. . . . . . . . . . . . . . . . .   17

    Item 12.   Certain Relationships and Related Transactions. . . . . . .   17

    Item 13.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36

                                     PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. SEE
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS."

The Company is a Wyoming corporation which was organized in 1993. The Company's wholly-owned subsidiary, Soligen, Inc. ("Soligen"), is a Delaware corporation which was organized in 1991 and commenced operations in 1992. The Company is the successor to an inactive British Columbia corporation organized in 1988 under the name Pars Resources, Ltd., which name was subsequently changed to WDF Capital Corp. In connection with its reincorporation in Wyoming in 1993, the Company changed its name to Soligen Technologies, Inc. The Company's principal executive office is located at 19408 Londelius Street, Northridge, California 91324, telephone (818) 718-1221. References to the Company include Soligen Technologies, Inc., and its subsidiaries and predecessors unless the context indicates otherwise.

The Company is completing its transition from the development stage to that of a revenue generating company. In the last six months of fiscal 1997, the Company has been virtually break even; however, the Company will need to raise additional capital to fund future operations. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity."


BUSINESS OF COMPANY

The Company has developed a proprietary technology known as Direct Shell Production Casting ("DSPC-Registered Trademark-"). This technology is embodied in the Company's DSPC 300 System (the "DSPC System"), which produces ceramic casting molds directly from Computer Aided Design ("CAD") files. These ceramic molds are used to cast metal parts which conform to the CAD design. This unique capability distinguishes the DSPC System from rapid prototyping technologies which are characterized by the ability to produce non-functional, three-dimensional representations of parts from CAD files. The Company's DSPC System is based upon proprietary technology developed by the Company and certain patent and other proprietary rights licensed to Soligen, Inc. ("Soligen"), a wholly-owned subsidiary of the Company, by the Massachusetts Institute of Technology ("MIT") pursuant to a license agreement (the "License") dated October 18, 1991, as amended. Pursuant to the License, MIT granted Soligen an exclusive, world-wide license to develop, manufacture, market and sell products utilizing certain technology and processes for the production of ceramic casting molds for casting metal parts patented by MIT until October 1, 2006, and on a non-exclusive basis thereafter until the expiration of the last patent relating to the licensed technology. The exclusive period may be extended by mutual agreement of both parties.

The Company believes that the rapid mold production capabilities of the DSPC System provide a substantial competitive advantage over existing producers of cast metal parts. Use of the DSPC System eliminates the need to produce tooling (patterns and core boxes) for limited runs of metal parts, thereby reducing both the time and the labor otherwise required to produce ceramic casting molds for casting the metal parts. It provides for a paradigm shift by enabling engineers to postpone the design or the fabrication of production casting tooling until after the designed part has been functionally tested. This ability, in addition to expediting the design verification and testing, enables manufacturers to save time and money by designing the production casting tools, which are required for large production runs, once and most likely correctly on the first attempt. The DSPC System can be also used to produce the production tooling (usually made of steel), required to cast the parts in larger production runs. To capitalize on this advantage, the Company plans to form a network of rapid response production facilities owned either by the Company or by licensed third parties. This network will operate under the trade name Parts Now-Registered Trademark-service. These facilities will include DSPC production facilities and foundries with in-house machine shops. The Company intends to establish itself as a leading manufacturer of cast metal parts by providing a seamless transition from CAD file to finished part.

The first rapid response production facility consists of an aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company's headquarters in Northridge, California. At the DSPC production facility, the Company uses CAD files obtained from customers to produce ceramic molds. Metal is then cast into the ceramic molds in a foundry to yield metal parts identical to the customer's CAD files. The parts are cast either at the Company's aluminum foundry, or at other foundries. The customer is free to experiment with different designs or alloys. To better and more quickly service its customers, the Company has established a Parts Now on-line service on the Company's dedicated computerized bulletin board and an interactive Web site on the Internet. The customer's CAD file can be transmitted by modem, Internet or delivery of a standard disk or tape.

CORE TECHNOLOGY

DSPC is based on Three Dimensional Printing ("3DP-TM-"), a technology invented at the Massachusetts Institute of Technology in Cambridge, Massachusetts. 3DP automatically generates solid objects directly from computer-aided design ("CAD") files by selectively bonding together particles of powdered material with a liquid binder.

By using ceramic materials similar to those traditionally used for high precision castings, 3DP technology can be applied to directly fabricate a ceramic casting mold, or "shell." This process is known as Direct Shell Production Casting.

DIRECT SHELL PRODUCTION CASTING SYSTEM

Soligen's Direct Shell Production Casting system is a computer-controlled system that generates ceramic casting molds. The geometry of the ceramic casting mold is generated from the Computer Aided Design (CAD) file of the part.

To create a typical cast part, the part is first designed by the customer using commercially available CAD software. This CAD file is transferred to Soligen, and used to design a casting mold by adding a gating or

"plumbing" system for distributing molten metal from a central pouring cup to the cavities of the casting mold. As with all metal casting processes, several parts may be cast at once by joining individual molds with gating into a "tree" or multi-cavity structure. With DSPC, the part or tree is constructed on the screen of Soligen's CAD system, appearing as a graphical representation, and where the design may be adjusted as needed to ensure distribution of the molten metal.

Once a satisfactory mold has been designed, the computer file is used to automatically generate the mold. The DSPC system includes a bin which contains powder. The bin is fitted with a piston which can be moved vertically in precise increments under computer control. Above the piston is a hopper containing finely-divided ceramic powder. A roller located at the upper edge of the bin rotates while moving across the powder. Above the bin containing powder is a continuous-jet printhead. The printhead is supplied with a liquid binder and is moved across the powder surface under computer control, ejecting tiny drops of binder downward in a pattern which corresponds to the layer cross-section.

The binder bonds the powder particles together. Once a given layer is completed, the computerized model of the mold is sectioned again, and the cycle is repeated until all layers are formed. The unbound ceramic powder is removed, the ceramic mold is fired, and the mold filled with molten metal. Once the metal has solidified, the mold is broken away, the gating system is removed, and the cast metal part is then finished (sanded, machined or sandblasted) and inspected.

A DSPC mold may contain integral ceramic cores, allowing a hollow metal part to be produced. Virtually any molten metal can be cast in DSPC molds. Parts have already been manufactured in such materials as aluminum, iron (including ductile iron), steel, stainless steel, magnesium, brass, bronze, copper, zinc, cobalt-chrome, and inconel (a high-performance nickel alloy).

MARKETS

The total annual market size for production of raw metal cast parts is approximately $120 billion worldwide, according to the American Foundrymen's Society. The Company concentrates on producing cast metal parts with complex geometry and core cavities, thin walls and high dollar value per part. Some of the Company's primary customers include companies in industries such as automotive, construction equipment, aerospace, and other Original Equipment Manufacturers ("OEMs"). Customers who could maximize the employment of Soligen's technological competitive advantage typically consist of companies which experience rapid rates of technological innovation, frequent design changes, and requirements to dramatically reduce "time to market." Their products consist of metal parts which frequently contain complex geometric configurations, especially in the interior of the part. The Company has focused on five market segments:

     - The primary and aftermarket automotive with focus on engine blocks, cylinder heads, transmission cases, axles, manifolds and other cast metal parts with complex core cavities and or geometry. The Company has established repeat business with Ford Motor Company, General Motors Corporation, Chrysler Corporation and some of their tier 1 and tier 2 suppliers such as Allied Signal, Inc., Navistar International Transportation Corporation, as well as major OEMs in Europe and Japan.

     - The marine, off-road, motorcycle and construction equipment manufacturers. In this market segment the Company has established repeat business with Caterpillar, Inc., Deere & Company, Harley-Davidson Motor Company, Mercury Marine, Inc. and other engine manufacturers.

     - The aerospace industry with focus on parts with complex geometry and core cavities. Presently the Company does not produce parts which are used for actual flight tests, or for critical parts for airplanes, since the DSPC is not a flight certified manufacturing process The Company has not yet undertaken an effort to certify its facilities to comply with military and aerospace specifications.

     - The pump, valve and turbine industries with focus on hydraulic, pneumatic and ground base compressors, turbochargers, turbines and power generators. The Company has established repeat business with such companies as Goulds Pump, Inc., Reda, Sulzer Turbo GmbH., Capstone Turbine Corporation and others.

     - In the fifth market segment the Company includes all other casting customers with various applications. The Company has established repeat business with Walt Disney Imagineering, Qualcomm, Inc., JBL Professional, ITT Industries, Motorola, Inc. and others.

DISTRIBUTION

Sales and distribution activities for the Company are currently handled by management and staff at the Company's facilities in California and in a regional sales office in Tama, Iowa. The Iowa office directs the Company's sales and technical support requirements to sales representatives in the Midwest. The Company plans to open additional regional sales offices, initially in the USA and later, internationally. In territories which currently are not covered by the Company's sales staff, the Company employs independent manufacturer's representatives.

The Company launched its Parts Now on-line service during fiscal 1996. Parts Now on-line is available on the Internet as well as through the Company's dedicated bulletin board. With this service, the Company entered the electronic commerce environment and enables customers to receive price quotations and order parts electronically. The Company plans to increase the capabilities of Parts Now on-line to enable customers to monitor the progress of their orders via the Parts Now on-line service.

CURRENT STATUS

In the first three years ending fiscal 1995, the Company focused its efforts on the commercialization of the DSPC equipment; this effort is substantially complete. During the development program, the Company sold and installed developmental DSPC machines as well as several commercial DSPC 300 machines. The Company continues to enhance the performance of the DSPC machines. In January 1995, the Company established the first DSPC center at the Company's headquarters in Northridge, California. At present it operates four DSPC 300 machines and two DSPC 300G (a new version of the DSPC 300, on which development was completed during fiscal 1996). Additional DSPC 300G machines are being assembled and tested at Soligen.

INTERNATIONAL

During fiscal 1997, Soligen entered the European market through the license of a DSPC machine with Centre De Transfert De Technologie Du Mans ("CTTM"). CTTM formed a consortium with several French companies including Renault, Peugeot, Snecma, Aerospatiale, Dassault and Thomson Electricite to launch the use of DSPC within the consortium. CTTM, which has a long and positive history of commercializing new manufacturing technologies in France, started marketing the unique capabilities of DSPC technologies in France. The parties plan to upgrade the DSPC center from a testing site to a Parts Now center, which is a full manufacturing center. Such upgrade will include additional DSPC machines as well as additional investments.

INDUSTRY/COMPETITION

For most metal parts, the two major fabrication alternatives are machining and casting. Machining involves the removal of metal from the surface of a part or a metal block (billet) using high-speed cutting tools, whereas casting involves pouring molten metal into a specially-shaped mold and letting it cool and solidify. Additionally, machining wastes materials, transforming a large percentage of the initial metal into useless chips. Casting is usually used to form parts with complex geometries and complex internal cavities (which could not be machined due to the lack of access for the cutting tool). Most of the cast parts are further machined to make them "ready for assembly."

Except for die casting which is limited to low melting temperature alloys, casting involves creating a pattern (and sometimes core boxes, collectively called "tooling" or "casting tools") which is used to create sand or ceramic molds. Molten metal is poured into these molds, and the molds are destroyed after the metal solidifies. Casting provides geometrical flexibility and allows for the production of parts from virtually any metal with relatively little material waste. Consequently, as production quantities increase, machining costs become prohibitive, and casting becomes the fabrication process of choice.

Metal part designers are heavily constrained by conventional casting methods, due to long lead times and high costs of production tools (patterns and core boxes). The main constraint is the need to first produce patterns, or production tooling, prior to creating a first article part. Any design change is a multi-step process that requires modifying or often redoing the tooling, an expensive and time consuming process that increases the probability of making mistakes; therefore, the key to competitiveness in the parts production market is the ability to create the production tooling (patterns, molds or dies) quickly and cost effectively. One way to accomplish that is to find ways that will make the production tooling once and correctly on this first attempt. However, since casting require tooling even for making a single mold (and therefore casting a single cast part), several design cycles, including patterns and core boxes fabrication cycles, need to take place prior to the stage when production tooling can be completed.

To shorten the time to market, and remain competitive in an environment of constant change and innovation, end users of metal parts such as the automotive, marine, construction equipment and other mass producers, have started to implement concurrent engineering. In concurrent engineering, the mass producer is selected at the beginning of the program of designing a new product. At the same time as the design engineers are designing a new product and building and testing a prototype, manufacturing engineers who are working closely with the selected vendor, are designing the prototype production tools

(sometimes referred to as "soft tools") which are less expensive than production tools. The experience gained by using "soft tools" to manufacture prototype castings is also used to assist the design team in their efforts to lower the production cost of the part.

The customer expects the part vendor to take responsibility for tool making, and also demands short run production, thus forcing the mass producer to produce parts on an alternate casting line since costs associated with setting up a volume production line for short runs are prohibitive.

DSPC, being an automated, patternless casting process that permits the production of parts without tooling, makes the conventional casting techniques obsolete for creating a first article part. The combination of DSPC technology with traditional casting and machining perfectly positions the Company through its Parts Now service to competitively address the growing need for carrying a new design smoothly from an idea to production, thereby significantly reducing time to market. By employing the Company's Parts Now service program, the customer can realize the following advantages:

     -    MULTIPLE DESIGN ITERATIONS AT THE SAME TIME AND WITHIN BUDGET
          CONSTRAINTS: Designer can rapidly incorporate design changes and concurrently produce and test several versions of any design.

     -    THE ABILITY TO TEST DIFFERENT ALLOYS TO OPTIMIZE THE PART'S
          PERFORMANCE: Designer can request the same part to be made from different alloys (which otherwise require a different tool for each alloy).

     - CAD - CASTING: Designer can now elect to use the casting process even for short runs.

     - CASTING TOOL OPTIMIZATION: Design and fabrication of production tools can be delayed until after the final design is verified.

     - TOOLING ITERATIONS: The number of tooling design iterations can be reduced and even eliminated and the goal of designing production tooling directly from the CAD file of the approved part can be attained.

Since DSPC creates a usable part directly and automatically from the designer's CAD file, it is the only existing fabrication method in which "what you see (on the computer screen) is what you get (as a cast part)." Management believes that by eliminating tooling, this unique ability reduces the possibility of errors introduced during the course of normal production, thereby improving process quality.

DSPC is loosely related to another technology called rapid prototyping, pioneered several years ago by 3D Systems, Inc. of Valencia, California. Rapid prototyping allows the production of three-dimensional models or prototypes directly from CAD files. DSPC is similar to rapid prototyping in the sense that a solid object is produced directly from a computer-generated model. Such models could be used as patterns. However, with DSPC, ceramic casting molds with integral cores of virtually any shape are directly generated from CAD designs by a fast, automated process. These molds are then used to cast metal (such as steel and aluminum or steel) into functional parts. In the case of rapid prototyping, the end product is not a usable part, but a plastic, wax or paper model or pattern
For metal casting, DSPC provides direct linkage from CAD to casting while
Rapid Prototyping, at best, assists pattern making.

It is management's opinion that the Company's competitive environment involves foundries, differentiated in accordance with the size of the required production runs.

Mass production is defined as annual production quantities in excess of a few thousand identical parts. Industries which require mass production runs include automotive, construction equipment and OEM suppliers. Mass production contracts are generally awarded during the design phase of a part, and include services ranging from first article parts through toolmaking, short pilot runs and, ultimately, mass production runs. The Company competes with either captive or independent short run foundries servicing the mass production foundries as well as their tool makers.

Industries, such as aerospace and capital equipment manufacturing, typically utilize medium scale production vendors. For certain customers in this category, especially for aerospace companies, certification of compliance with military and federal aerospace standards are required as a pre-requisite to become a vendor; this requirement represents a temporary barrier for competing with foundries who are already certified and approved as vendors to such companies. Currently the Company is limiting itself to producing non flight certified parts (unless certified by the vendor).

For relatively small quantities (up to few thousand parts per year) the Company competes with CNC job shops, model makers and very small job shop foundries providing custom made parts and short production runs. These competitors must still create tools and patterns for small quantities of parts.

The Company believes it offers distinct advantages over all three market segments due to its ability to provide customers with a higher quality product in less time, at a lower cost.

RAW MATERIAL AVAILABILITY AND SUPPLIERS

The Company generally attempts to procure materials and components for the DSPC machine from multiple sources. However, the DSPC printhead, used in the DSPC machine, is commercially available from a single U.S. ink-jet manufacturer. The Company believes that if the supplier were to discontinues this line of printheads, it could develop a printhead using available components from alternative sources without having a material effect on the DSPC machine cost or performance.

Raw materials used in the DSPC process are generally available from several suppliers in the quantities needed. Multiple vendor sources for critical raw materials and supplies have been established over the past two years. Additional potential vendor sources are being identified and qualified on an on-going basis.

The Parts Now service center generally obtains services and supplies for metal castings from foundries and machine shops in southern California. Multiple alternative vendor sources have been established over the last year. Multiple vendor sources have also been established over the prior years for post-processing of and nondestructive testing of parts. Raw materials for castings used by Altop are generally available from numerous suppliers in the quantities needed. Major suppliers for aluminum include Alcoa Aluminum and Kaiser Aluminum.

MAJOR CUSTOMERS

During fiscal 1997, the Company established repeat business with companies of different sizes, in different industries and geographical areas. Among companies with whom the Company has established repeat business are Ford Motor Company, General Motors Corporation, Honda, Toyota, Harley Davidson Motor Company, Allied Signal, Inc., Navistar International Transportation Corporation, Caterpillar, Inc., Deere & Company, Mercury Marine, Inc., Allison Engine Turbine, Goulds Pump, Inc., Reda, Sulzer Turbo GmbH., Capstone Turbine Corporation, Walt Disney Imagineering, Qualcomm, Inc., JBL Professional, ITT Industries and Motorola, Inc. For the year ended March 31, 1997, the two largest customers represented 13% and 10% of revenues. See Note 1 to the Financial Statements.

PATENTS, TRADEMARKS, LICENSES AND ROYALTIES

Soligen's DSPC process is based on Three Dimensional Printing (3DP-TM-), which is patented by MIT. Pursuant to the terms of a License Agreement dated October 18, 1991, and amendments thereto (collectively referred to herein as the "License"), MIT granted to Soligen the exclusive worldwide license to exploit its proprietary 3DP technology for the metal casting field of use. Soligen enjoys the exclusive benefits of the License until October 1, 2006. The License continues on a non-exclusive basis after October 1, 2006, unless extended by mutual agreement.

Under the terms of the License, MIT has the responsibility to apply for, seek prompt issuance of, and maintain during the term of the License the patent rights covered by the License in the United States, Canada, Japan and countries covered by a patent filing in the European Patent Office. MIT has fulfilled its responsibilities in this regard. The License provides that all costs associated with these matters will be borne by licensees. Currently there are four other licensees which apply MIT's 3DP technology in different fields of use, none of which is related to metal casting. The License also provides that, with respect to any improvements to the technology developed by Soligen, such improvements will be the property of Soligen provided that Soligen will license such improvements to MIT on a royalty-free non-exclusive basis. This license was renegotiated and amended on August 8, 1996.

Under the terms of the amended License, Soligen is required to generate cumulative sales according to the following schedule:

                           Period                            Cumulative Sales
                           ------                            ----------------

     March 1996 - March 1997                                   $ 3,000,000
     March 1997 - March 1998                                   $ 3,500,000
     March 1998 - March 1999                                   $ 4,000,000
     March 1999 - March 2000                                   $ 4,500,000
     March 2000 - March 2001                                   $ 5,000,000
     March 2001 - March 2002                                   $ 6,000,000
     March 2002 - March 2003                                   $ 8,000,000
     March 2003 - March 2004 and each year thereafter          $10,000,000

Soligen has met all the conditions to maintain its license and the exclusivity. For the rights, privileges and license granted under the License, Soligen shall pay royalties and fees to MIT until the License is terminated. The fees and royalties are as follows:

     - "License Maintenance fees" of $50,000 per year payable on December 31, 1998, and on December 31 of each year thereafter; provided, however, "License Maintenance Fees" may be credited to "Running Royalties" subsequently due on "Net Sales" for each year, if any. "License Maintenance Fees" paid in excess of "Running Royalties" shall not be credited to "Running Royalties" for future years.

     - "Running Royalties" in an amount equal to 4.5% of "Net Sales" of the "Licensed Products" and "Licensed Processes" used, leased or sold by and/or for Soligen; provided, however, that during the period commencing with the effective date of August 8, 1996, and terminating on December 15, 1998, MIT shall waive the first $50,000 of "Running Royalties" due pursuant to this paragraph.

     - After the payment of $500,000 in "Running Royalties" for the sale of metal "End Products" made using "Licensed Products" and/or "License Processes" pursuant to this paragraph, the royalty rate due for sale of metal "End Products" shall be reduced from 4.5% to 2.25%.

The term "3DP" is a trademark of MIT. The terms "DSPC" and "Parts Now" are trademarks of Soligen, registered in the U.S.

RESEARCH AND DEVELOPMENT EXPENDITURES

During fiscal years ended March 31, 1995, 1996 and 1997, the Company expended $1.3 million, $941 thousand and $1.1 million, respectively on research and development to enhance the Company's proprietary technology. Through the license from MIT, Soligen has also obtained the benefit of extensive research and development expenditures at MIT relating to the technology in Soligen's fields of use during these three fiscal years.

Soligen continues to devote time and resources to research and development to enhance the original MIT based technology and the capabilities of, and develop new applications for, the DSPC system.

COST AND EFFECT OF ENVIRONMENTAL REGULATIONS

The Company is in substantial compliance with all applicable federal, state and local environmental regulations. The Company generates, as do all casting manufacturers, certain waste materials it must dispose of, including materials for which disposal requires compliance with environmental protection laws. The Company complies with various environmental protection laws regarding disposal of certain waste materials. The Company's cost of waste disposal is not significant in comparison with the Company's revenues.

EMPLOYEES

Soligen currently employs forty-two full time engineers, scientists, managers and staff. Soligen also employs twelve temporary employees and three consultants. Soligen has agreements with four independent sales representatives. Soligen's employees are not covered by any collective bargaining agreement. The Company believes that relations with Soligen's employees are good.

Altop currently employs twenty-four full time employees. Altop's employees are not covered by any collective bargaining agreement. The Company believes that relations with Altop's employees are good.


ITEM 2.  PROPERTIES

All of Soligen's manufacturing and administration activities are based in a 17,000 square foot facility in Northridge, California. Soligen leases this facility from an unrelated third party.

All of Altop's manufacturing and administration activities are based in a 20,000 square foot facility in Santa Ana, California. Altop leases this facility from an unrelated third party.


ITEM 3.  LEGAL PROCEEDINGS

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

On March 22, 1995, the Company and Altop commenced an action against A-RPM and the Lowrys in the Superior Court of Orange County, California. The complaint in this action seeks damages for breach of the Asset Purchase Agreement, fraud, and negligent misrepresentation. In addition, the Company and Altop are requesting declaratory relief confirming that the Company and Altop have no further obligation to A-RPM and the Lowrys under the Asset Purchase Agreement, the promissory notes and related transactions. The complaint also seeks an award of attorneys fees and costs.

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

The Company and Altop intend to vigorously defend against the allegations of the cross-complaint and to vigorously pursue recovery against A-RPM and the Lowrys. Pending resolution of this dispute, the Company has provided for a $305,000 liability in its consolidated financial statements. A trial date has been set for October 27, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 1997.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is listed for trading on the Vancouver Stock Exchange under the symbol SGT, where trading resumed on April 19, 1993, after completion of the acquisition of Soligen. On March 10, 1994, STI also became listed on the American Stock Exchange's Emerging Company Marketplace under the symbol SGT. Market price information for trading of STI's common stock is set forth in the following table:


Fiscal quarter ended    High sales price     Low sales price    High sales price     Low sales price
                          ($  U.S.) (1)       ($  U.S.) (1)     ($  Canadian) (2)   ($  Canadian) (2)
--------------------    ----------------     ---------------    -----------------   -----------------

June 30, 1995                 1.50                0.63                1.35                0.77
Sept 30, 1995                 1.38                0.63                1.51                0.95
Dec 31, 1995                  1.00                0.63                1.29                0.85
Mar 31, 1996                  0.88                0.69                1.15                0.95
June 30, 1996                 2.25                0.63                2.75                0.85
Sept 30, 1996                 1.25                0.63                1.65                1.08
Dec 31, 1996                  1.19                0.50                1.25                0.65
Mar 31, 1997                  0.94                0.50                1.12                0.76


     Sources for sales prices:
     (1)  American Stock Exchange.
     (2)  C. M. Oliver & Co. Ltd., Vancouver, British Columbia, Canada.

At June 3, 1997, the Company had 2,564 holders of record of its common stock and 31,434,283 shares outstanding.

No dividends have been declared or paid for the last two fiscal years. As a condition of concluding the acquisition of Soligen, STI gave an undertaking to the Vancouver Stock Exchange not to declare or pay any dividends on its common stock for the period of time expiring at the earlier of the date upon which the last of the escrow shares are earned out of escrow or canceled. (see Part III, Item 11).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING-STATEMENTS AND ASSOCIATED RISKS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. INCLUDING, AMONG OTHERS (I) CUSTOMER ACCEPTANCE OF THE COMPANY'S "ONE STOP SHOP" PARTS NOW PROGRAM; AND (II) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING REQUIRED TO SUPPORT ITS PROJECTED REVENUE GROWTH. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. IN VIEW OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB WILL IN FACT TRANSPIRE.

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Annual Report.

OVERVIEW

As of March 31, 1997, the Company is rapidly transitioning from a development stage company towards its goal of being a manufacturing / service company with continuing revenues from operations. The Company operates four major revenue-generating profit centers:

     1. PARTS NOW CENTER ("PARTS NOW"): Oversees the "one stop shop" production services from receipt of the customer's CAD file through production. Parts Now is responsible for any contract which requires a combination of the DSPC production center and conventional casting and CNC machining expertise. It consists of program managers who oversee the transition from CAD to first article, to tooling, to conventional casting and later to mass production. It acquires services from the DSPC Production Center and the conventional casting center at cost.

     2. DSPC PRODUCTION CENTER: Revenues result from the production and sale of first article and short run quantities of cast metal parts made directly from the customer's CAD file. This center also provides DSPC parts and tool making services to the Parts Now Center. These services are charged to Parts Now at cost. Revenues for this product line were initiated in the quarter ended March 31, 1995.

     3. CONVENTIONAL CASTING CENTER ("PRODUCTION PARTS"): Revenues result from the production, and sale of production quantities of cast and machined aluminum parts for industrial customers. The Company began generating revenues in this area through Altop, its aluminum foundry and machine shop, in July

          1994. This center is limited to conventional casting of aluminum parts that do not utilize DSPC made tooling.

     4. DSPC TECHNOLOGY CENTER: Revenues result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein Soligen provides technological expertise.

RESULTS OF OPERATIONS

The results of operations discussed below are comprised of two sections, the first section compares fiscal 1997 to fiscal 1996 for all items noted on the Consolidated Statements of Income contained in a separate section of this Annual Report on Form 10-KSB commencing on page 19. The second section discusses the growth in revenues and presents quarterly statements of operations for fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues

Revenues for the year ended March 31, 1997, were $4,203,000, an increase of 49% compared to $2,815,000 in the fiscal year ended March 31, 1996. The increase was primarily the result of the combined revenues of Parts Now and DSPC production increasing 218% to $2,534,000 from $797,000 fiscal 1996. Conventional casting center (Altop) revenues decreased to $1,160,000 in fiscal 1997 from $1,472,000 during fiscal 1996, a decrease of $312,000 or 21%. This decrease in revenues is the result of the foundry operations transitioning from conventional castings to support of the Parts Now business. DSPC technology revenues remained relatively constant decreasing by 7% to $509,000 in fiscal 1997 from $546,000 in fiscal 1996.

The Company's revenues for fiscal 1997 and fiscal 1996, classified by product lines, are as follows:

                                                      Fiscal           Fiscal
                                                       1997             1996
                                                       ----             ----

          Parts Now-Registered Trademark-          $  1,848,000               --
          DSPC-Registered Trademark- production         686,000     $    797,000
          Production parts                            1,160,000        1,472,000
          DSPC-Registered Trademark- technology         509,000          546,000
                                                   ------------     ------------

               Total revenues                      $  4,203,000     $  2,815,000
                                                   ------------     ------------
                                                   ------------     ------------

Cost of Revenues

Cost of revenues as a percentage of total revenues in fiscal 1997 was 57% compared to 69% in fiscal 1996. This improvement is attributed to an increase of repeat business and an increase of the Company's ability to produce parts with greater geometrical complexity that carry higher margins.

Research and Development Expenses

Research and development expenses increased $167,000 or 18% to $1,108,000 in fiscal 1997 from $941,000 in 1997. The continued high research and development expenditures are related to the Company's penetration into a broader market base for its products.

Selling Expenses

Selling expenses increased 47% to $747,000 in fiscal 1997 from $507,000 in fiscal 1996, primarily due to the Company's efforts to expand its selling and marketing activities incurred during the penetration of new markets.

General and Administrative Expenses

General and administrative expenses increased 14% to $1,018,000 in fiscal 1997 from $890,000 in fiscal 1996. This increase in general and administrative expenses is the result of additional administrative personnel to support the growth in revenues.

Non-Cash Compensation Expense

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS 123, non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company expects to incur $617,000 non-cash compensation expense during a four year period of which $235,000 is recognized in fiscal 1997. In view of the fact these options are now valued in excess of the current market value of the common stock, the Company believes the Black-Scholes pricing model used in SFAS 123 is not a fair measure of the awards. It was during the 1997 audit process that the Company was advised the non-cash compensation must be recognized in the statements of operations as a non-cash operating expense.

Other Operating Expenses

During fiscal 1996, the Company wrote off goodwill of $657,000 applicable to the A-RPM purchase and $41,000 related to development of a Web site.

Interest Expense

Interest expense increased to $325,000 in fiscal 1997 from $49,000 in fiscal 1996. This increase was caused by a $250,000 non-cash interest expense and $11,000 cash interest expense associated with the $750,000 convertible debenture financing completed in the second quarter of fiscal 1997. Also, in fiscal 1997, an additional $25,000 non-cash interest expense resulted from amortizing the value of warrants that were issued in the convertible debenture financing.

As a result of the above factors, the Company's operating loss was reduced in fiscal 1997 to $1,492,000 compared to $2,172,000 in fiscal 1996.

FISCAL 1997 QUARTERLY STATEMENTS OF OPERATIONS

In the second half of fiscal 1997, the Company experienced significant growth in its core business, Parts Now product line, compared to the first half of the year. The first Parts Now program was booked in the first quarter and completed in the second quarter. The success of this program enabled the Company to further offer this unique service to other customers. Management attributes the growth in revenues to repeat business with major customers which evolved from utilizing DSPC for prototypes to short production runs and early adoption of the Company's Parts Now strategy. With many of the major customers this transition has not yet occurred and management believes that such transition will help the Company to establish more repeat business with its customers. Management believes that its Parts Now strategy will position the Company as an out-sourcing vendor for cast metal parts supplied as cast machined and plated ready for assembly.

The following table sets forth results of operations by quarter and pro forma results after elimination of non-cash compensation and non-cash interest expense adjustments:


                                                  Q1             Q2             Q3             Q4
                                                  --             --             --             --

Parts Now-Registered Trademark-             $    88,000    $   379,000    $   690,000    $   691,000
DSPC-Registered Trademark- production           128,000         62,000        282,000        214,000
Production parts                                291,000        309,000        235,000        325,000
DSPC-Registered Trademark- technology            36,000             --        127,000        346,000
                                            -----------    -----------    -----------    -----------

Total revenues                                  543,000        750,000      1,334,000      1,576,000
                                            -----------    -----------    -----------    -----------

Cost of revenues                                467,000        496,000        654,000        763,000
                                            -----------    -----------    -----------    -----------

Gross profit                                     76,000        254,000        680,000        813,000
                                            -----------    -----------    -----------    -----------

Research & development                          284,000        259,000        260,000        305,000
Selling                                         179,000        171,000        171,000        226,000
General & administrative                        261,000        235,000        264,000        258,000
Non-cash compensation                                --             --             --        235,000
                                            -----------    -----------    -----------    -----------

Total expenses                                  724,000        665,000        695,000      1,024,000
                                            -----------    -----------    -----------    -----------

Loss from operations                           (648,000)      (411,000)       (15,000)      (211,000)

Interest income                                  11,000             --          4,000          3,000
Interest expense - cash                          (7,000)       (10,000)       (15,000)       (18,000)
Interest expense - non-cash                          --       (250,000)            --        (25,000)
Other income                                     90,000         13,000             --             --
                                            -----------    -----------    -----------    -----------

Total other income (expense)                     94,000       (247,000)       (11,000)       (40,000)
                                            -----------    -----------    -----------    -----------

Provision for state taxes                            --             --          3,000             --
                                            -----------    -----------    -----------    -----------

Net loss                                    $  (554,000)   $  (658,000)   $   (29,000)   $  (251,000)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

Non-cash adjustments included above
  Non-cash compensation                              --             --             --        235,000
  Non-cash interest                                  --        250,000             --         25,000
                                            -----------    -----------    -----------    -----------

Pro forma income (loss)                     $  (554,000)   $  (408,000)   $   (29,000)   $     9,000
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

SOURCES OF LIQUIDITY

As of March 31, 1997, the Company had $1,229,000 in cash and accounts receivable, representing a decrease of $407,000 from $1,636,000 at March 31, 1996. Working capital decreased to $445,000 at March 31, 1997 from $660,000 at the end of fiscal 1996.

During the fiscal year ended March 31, 1997, cash used in operating activities was $1,022,000 compared to cash used in operating activities of $1,757,000 for the fiscal year ended March 31, 1996. The improvement in cash used in operating activities in fiscal 1997 was the result of the reduction in net loss of $1,492,000 from $2,172,000 the prior fiscal year. The net loss in fiscal 1997 included $275,000 non-cash interest expense and $235,000 non-cash compensation expense and in fiscal 1996, the net loss included $657,000 write-off of goodwill applicable to the A-RPM acquisition and $41,000 resulting from write-off of the Company's Web site.

Cash used in investing activities for capital expenditures was $215,000 in the fiscal year ended March 31, 1997, compared to cash used in investing activities of $408,000 in the prior fiscal year. This decrease in expenditures was the result of completion in fiscal 1996 of a major phase in the Company's capital acquisition and machine building program required to meet the fiscal 1997 sales projection. The fiscal 1997 sales projection requirements were directed at the initial phase of the Company's program of becoming a manufacturing / service company.

Cash provided by financing activities in fiscal year ended March 31, 1997, was $554,000 compared to cash provided in the prior fiscal year of $3,023,000. During fiscal year ended March 31, 1997, the Company raised net proceeds of $635,000 through the issuance of 6% convertible debentures, all of which were converted to common stock. During fiscal year ended March 31, 1996, the Company raised net proceeds of $3,152,000 from private placements of common stock.

At June 30, 1997, the Company completed a tender offer to certain warrant holders to 1) exercise warrants at a reduced exercise price and/or 2) exchange warrants for common stock at prescribed ratios. The Company raised approximately $225,000 through the exercise of warrants for common stock. In addition, Soligen received a commitment letter from a commercial lender for a $1,000,000 revolving line of credit, collateralized by receivables, inventory and fixed assets. The credit facility provides for the advance rate of 75% of eligible accounts receivable.

The Company believes that the current cash, warrant conversions to purchase common stock, asset based line of credit and internally generated cash flow will be sufficient to meet its working capital and capital expenditures requirement through fiscal year ended March 31, 1998. To the extent that the Company's existing resources, together with future earnings are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing.


ITEM 7.  FINANCIAL STATEMENTS

See "Financial Statements and Notes to Financial Statements" set forth on pages 19 through 35 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company will file a definitive proxy statement ("Proxy Statement") relating to its 1997 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934."


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Voting Securities and Principal Holders Thereof."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Related Party Transactions."


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:  The following exhibits are filed as part of this report:

  EXHIBIT
   NUMBER                DESCRIPTION
   ------                -----------

     2.1    Share Exchange Agreement and Amendments  (1)

     2.2    MIT Share Acquisition Agreement  (1)
     2.3    Escrow Agreement  (1)
     2.4    Pooling Agreement  (1)
     3.1    Articles of Incorporation of Soligen Technologies, Inc.  (1)
     3.2    Bylaws of Soligen Technologies, Inc.  (1)
     3.3    First Amendment to Bylaws  (3)
     4.1    Modification Agreement (Pooling)  (6)
     4.2    Subscription Agreement for Private Placement  (5)
     4.3    Subscription Agreement for Private Placement  (5)
     4.4    Subscription Agreement for Private Placement  (2)
     10.3   License Agreement and Amendments  (1)
     10.4   Amendment to License Agreement  (4)
     10.5   Consulting Agreement between the Registrant and Kenneth Friedman
     10.7   1993 Stock Option Plan  (1)
     11.1   Statement of Per Share Earnings
     21.1   Subsidiaries of the Registrant  (6)
     24.1   Power of Attorney of Dr. Mark W. Dowley
     24.2   Power of Attorney of Kenneth T. Friedman
     24.3   Power of Attorney of Patrick J. Lavelle
     24.4   Power of Attorney of Darryl J. Yea
     27.    Financial Data Schedule

(1) Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on December 20, 1993.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 7, 1994.

(3) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 22, 1994.

(4) Incorporated by reference to Form 10-KSB filed by the Company on June 16, 1995.

(5) Incorporated by reference to Form 10-QSB filed by the Company on November 14, 1995.

(6) Incorporated by reference to Form 10-KSB filed by the Company on June 17, 1996.

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Soligen Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Soligen Technologies, Inc. and subsidiaries (a Wyoming Corporation - collectively, the Company) as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soligen Technologies, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP


Los Angeles, California
July 9, 1997

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 1997

                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $   506,000
  Accounts receivable, net of allowance for
    doubtful accounts of $140,000                                       723,000
  Inventories                                                           160,000
  Prepaid expenses                                                       49,000
                                                                    -----------
          Total current assets                                        1,438,000
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization                                       1,108,000

OTHER ASSETS                                                             34,000
                                                                     ----------

          Total Assets                                              $ 2,580,000
                                                                    -----------
                                                                    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                     $   360,000
  Trade accounts payable                                                251,000
  Payroll and related expenses                                          146,000
  Accrued expenses                                                      105,000
  Deferred revenue                                                      131,000
                                                                    -----------
          Total current liabilities                                     993,000
                                                                    -----------

NOTES PAYABLE, net of current portion                                   100,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY:
  Common stock, no par value
    Authorized--50,000,000 shares
    Issued and outstanding--31,434,283 shares                         9,776,000
  Accumulated Deficit                                                (8,289,000)
                                                                    -----------
          Total stockholders' equity                                  1,487,000
                                                                    -----------

          Total Liabilities and Stockholders' Equity                $ 2,580,000
                                                                    -----------
                                                                    -----------

       The accompanying notes are an integral part of this balance sheet.

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                          1997         1996
                                                     ------------  -----------
REVENUES                                              $ 4,203,000   $ 2,815,000

COST OF REVENUES                                        2,380,000     1,943,000
                                                     ------------  ------------

          Gross profit                                  1,823,000       872,000
                                                     ------------  ------------

EXPENSES:
  Research and development                              1,108,000       941,000
  Selling                                                 747,000       507,000
  General and administrative                            1,018,000       890,000
  Write-off of goodwill and related
    acquisition costs                                          --       657,000
  Non-cash compensation (Note 8)                          235,000            --
  Other                                                        --        41,000
                                                     ------------  ------------

          Total expenses                                3,108,000     3,036,000
                                                     ------------  ------------

          Loss from operations                         (1,285,000)   (2,164,000)
                                                     ------------  ------------

OTHER INCOME (EXPENSE):
  Interest income                                          18,000        46,000
  Interest expense                                       (325,000)      (49,000)
  Other                                                   103,000            --
                                                     ------------  ------------
          Loss before provision for
          income taxes                                 (1,489,000)   (2,167,000)

PROVISION FOR STATE INCOME TAXES                            3,000         5,000
                                                     ------------  ------------

          Net loss                                    $(1,492,000)  $(2,172,000)
                                                     ------------  ------------
                                                     ------------  ------------

          Net loss per share                                $(.05)       $(0.08)
                                                     ------------  ------------
                                                     ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                 Common Stock
                                       --------------------------------         Accumulated
                                          Shares              Amount              Deficit              Total
                                       ------------        ------------        ------------          ---------
BALANCE, March 31, 1995                 23,273,330        $  5,450,000         $(4,625,000)         $  825,000
  Shares issued pursuant
     to DTM settlement
      (April 1995)                          50,000              29,000                  --              29,000
  Shares issued pursuant
     to private placement
      (June 1995)                        1,090,000             536,000                  --             536,000
  Shares issued pursuant
     to private placement
      (September 1995)                   4,500,000           2,211,000                  --           2,211,000
  Shares issued pursuant
     to private placement
      (February 1996)                      825,000             405,000                  --             405,000
  Net loss for the year                         --                  --          (2,172,000)         (2,172,000)
                                      ------------        ------------        ------------        ------------

BALANCE, March 31, 1996                 29,738,330           8,631,000          (6,797,000)          1,834,000
  Shares issued pursuant
     to convertible debt
      (October 1996)                       162,549              85,000                  --              85,000
  Shares issued pursuant
     to convertible debt
      (November 1996)                      320,001             127,000                  --             127,000
  Shares issued pursuant
     to convertible debt
      (December 1996)                      197,530              85,000                  --              85,000
  Shares issued pursuant
     to convertible debt
      (January 1997)                     1,015,873             338,000                  --             338,000
  Interest expense on
    convertible debt                            --             275,000                  --             275,000
  Non-employee stock options                    --             235,000                  --             235,000
  Net loss for the year                         --                  --          (1,492,000)         (1,492,000)
                                      ------------        ------------        ------------        ------------

BALANCE, March 31, 1997                 31,434,283        $  9,776,000         $(8,289,000)       $  1,487,000
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------


   The accompanying notes are an integral part of these financial statements.

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                       1997             1996
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (1,492,000)   $  (2,172,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Write-off of goodwill and related
        acquisition costs                                   --          657,000
      Depreciation and amortization                    379,000          323,000
      Provision for doubtful accounts                   12,000           50,000
      Non-cash interest expense on convertible
        debt                                           275,000               --
      Non-cash compensation expense                    235,000               --
  Changes in assets and liabilities, net
    of effects from purchase of A-RPM in 1996:
      Decrease (increase) in accounts receivable      (348,000)        (390,000)
      Decrease (increase) in inventories                 7,000           65,000
      Decrease (increase) in prepaid expenses
        and other assets                                35,000          (20,000)
      Increase (decrease) in accounts payable
        and accrued expenses                          (218,000)         (82,000)
      Increase (decrease) in deferred revenue           93,000         (188,000)
                                                    ----------       ----------
         Net cash used in operating activities      (1,022,000)      (1,757,000)
                                                    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property, plant and equipment       (215,000)        (408,000)
                                                    ----------       ----------
Net cash used in investing activities                 (215,000)        (408,000)
                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease
    obligations                                        (66,000)         (97,000)
  Payments on notes payable                            (15,000)         (32,000)
  Proceeds from private placements, net of
    issuance costs                                          --        3,152,000
  Convertible debentures, net of issuance costs        635,000               --
                                                    ----------       ----------
Net cash provided by financing activities              554,000        3,023,000
                                                    ----------       ----------
  Net increase (decrease) in cash                     (683,000)         858,000

  Cash at beginning of period                        1,189,000          331,000
                                                    ----------       ----------
  Cash at end of period                             $  506,000       $1,189,000
                                                    ----------       ----------
                                                    ----------       ----------

   The accompanying notes are an integral part of these financial statements.

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


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

     Altop is incorporated in California. On June 30, 1994, Altop acquired substantially all of the assets of A-RPM Corporation, an aluminum foundry and machine shop. Altop immediately commenced operations as an aluminum foundry and machine shop in the same location as A-RPM had operated, in Santa Ana, California.

     The Company faces risks normally associated with early stage enterprises and certain risks, including the need to raise additional capital to fund future operations and other risks described in Note 7.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of STI, Soligen and Altop. All intercompany balances and transactions have been eliminated in consolidation.

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

     CREDIT RISK

     The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 1997, two customers represented 13 percent and 11 percent of accounts receivable.
     The Company's largest customer represented approximately 13 percent of revenues during fiscal 1996. For the year ended March 31, 1997, there were two customers representing 13 percent and 10 percent, of revenues.

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

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the expected lives of the assets, as follows:


                   Description                      Depreciation Life
          -----------------------------------     -----------------------
          Office furniture and fixtures           3 to 5 years
          Plant machinery and equipment           5 years
          DSPC-Registered Trademark- machines     2 to 3 years
          Leasehold improvements                  Lesser of asset life
                                                    or term of lease
          Computer equipment                      3 to 5 years
          Printheads                              3 years

     Property, plant and equipment consist of the following at March 31, 1997:

          Office furniture and fixtures                    $   47,000
          Plant machinery and equipment                       799,000
          DSPC-Registered Trademark- machines                 944,000
          Leasehold improvements                               28,000
          Construction in progress
          - DSPC-Registered Trademark- machines                83,000
          Computer equipment                                  111,000
          Printheads                                          100,000
                                                          -----------
            Total                                           2,112,000
          Less--Accumulated depreciation and
            amortization                                   (1,004,000)
                                                          -----------

                                                          $ 1,108,000
                                                          -----------
                                                          -----------

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount that could be anticipated to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The income tax expense for 1996 and 1997 is limited to minimum payments due for each year due to the Company's large operating loss carryforward. The Company's deferred tax asset and valuation reserve are as follows:

                                                       MARCH 31, 1997
                                                       --------------

          Deferred tax assets:
            Net operating loss carryforward              $  3,054,000
            Amortization of goodwill                          213,000
            Non-employee stock options                         94,000
            Vacation accrual                                   16,000
            Unicap                                              2,000
            Allowance for bad debts                            56,000
                                                         ------------
                                                            3,435,000
          Deferred tax liabilities:
            Depreciation                                       (5,000)
                                                         ------------
          Total net deferred tax assets                     3,430,000
          Valuation allowance                              (3,430,000)
                                                         ------------

                    Total                                $         --
                                                         ------------
                                                         ------------



     There is no assurance that the Company will be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1997. As of March 31, 1997, the Company has a federal income tax operating loss carryforward of approximately $7,900,000, which expires through 2012. Under Section 382 of the Internal Revenue Code, the availability of net operating loss and credit carryforwards may be reduced in the event of a greater than 50 percent change in ownership over a three-year period. In the event that such a change is deemed to have occurred, the Company's use of net operating losses and credits may be limited.

     REVENUE RECOGNITION

     Revenue from the sale of products and services is generally recognized upon shipment. Maintenance and license revenues are recognized on a straight-line basis over the term of the agreement, generally 12 months.

     RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to operations as incurred.

     LOSS PER SHARE

     Loss per share is based on the weighted average number of shares outstanding during each year. The weighted average number of shares used in the computation of loss per share for 1997 and 1996 was 30,233,000 and 26,559,000, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash, receivables, trade payables and accrued liabilities approximate their fair values because of the short maturities of those instruments. The carrying value of the Company's debt and capital leases approximate their fair values because of the short maturities and/or interest rates which are comparable to those available to the Company on similar terms.

     NEW AUTHORITATIVE PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which required impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 in 1996 and the impact on the Company's financial position and results of operations was significant to the fourth quarter and fiscal year ended March 31, 1996. Unamortized goodwill and related acquisition costs relating to the A-RPM acquisition were written off pursuant to SFAS 121 guidelines and management's assessment of the remaining (impaired) value of the assets (see Note 7).

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) but requires pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company has determined to elect this disclosure method and to continue to measure compensation under APB 25. The Company has applied the fair value based method of accounting for options granted to non-employees (see Note 8).

     Subsequent to year-end, the FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure". SFAS No. 128 revises and simplifies the computation of earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

     STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     The Company paid $19,000 and $35,000 for interest in fiscal 1997 and 1996, respectively. The Company paid $3,000 and $5,000 for income taxes in fiscal 1997 and 1996, respectively. During fiscal 1996, the Company issued 50,000 shares pursuant to the DTM settlement (Note 7). In fiscal 1997, the Company acquired certain property under a capital lease for $15,000, which was excluded from the statement of cash flows as a non-cash transaction.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.   INVENTORIES

     Inventories consist of the following as of March 31, 1997:

          Raw materials and parts                         $    89,000
          Work in process                                      21,000
          Finished goods                                       50,000
                                                          -----------

                  Total inventories                       $   160,000
                                                          -----------
                                                          -----------

3.   DEFERRED REVENUE

     Deferred revenue relates to both machine and customer parts revenues. The deferred revenue related to machine revenues result mainly from the Company's issuance of licenses to use the machines, or to support the machines in form of maintenance, rather than the outright sales of machines.

4.   DEBT

     Debt consists of the following at March 31, 1997:

          Notes to former owners of A-RPM, collateralized
            by equipment and furnishings, bearing
            interest at 8 percent, interest payable
            quarterly (Note 6)                                     $    305,000

          Capital leases (Note 5)                                       155,000
                                                                   ------------

                                                                        460,000
          Less--Current portion                                        (360,000)
                                                                   ------------
                                                                   $    100,000
                                                                   ------------
                                                                   ------------

     The debt matures as follows:

          1998                                  $    360,000
          1999                                        67,000
          2000                                        33,000
                                                ------------
                                                $    460,000
                                                ------------
                                                ------------

5.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain property and equipment under capital and operating lease agreements. The leases expire at various dates through 2002. Future minimum lease payments under capital lease obligations and noncancellable operating leases at March 31, 1997 are summarized as follows:

                                                  Capital            Operating
                                                   Leases              Leases
                                                  --------            --------

     1998                                        $    71,000         $  180,000
     1999                                             74,000            180,000
     2000                                             31,000            129,000
     2001                                                 --            112,000
     2002                                                 --             19,000
                                                ------------       ------------

     Total minimum lease payments                    176,000         $  620,000
                                                                   ------------
                                                                   ------------
     Less--Amount representing interest              (21,000)
                                                ------------

     Present value of future minimum
       lease payments                                155,000
     Less--Current portion                           (55,000)
                                                ------------
                                                  $  100,000
                                                ------------
                                                ------------

Total rent expense was approximately $116,000 and $117,000 in 1997 and 1996, respectively.

6.   ACQUISITION OF A-RPM

     On June 30, 1994, STI's wholly owned subsidiary, Altop, Inc., acquired substantially all of the assets of A-RPM Corporation, a foundry and machine shop located in Santa Ana, California. The acquisition price was $420,000, with $100,000 paid in cash and $320,000 in notes ($100,000 of which was contingent upon determination of certain net asset values according to a formula set forth in the Asset Purchase Agreement), plus assumption of stated liabilities (see Note 7).

7.   CONTINGENT LIABILITIES

     MIT LICENSE - Soligen and the Massachusetts Institute of Technology (MIT) entered into an agreement under which MIT granted Soligen an exclusive license to develop, manufacture, market and sell products utilizing technology and processes patented by MIT in the metal casting field of use. Terms of said agreement state that Soligen, with other licensees of the MIT and 3DP technology, must share the cost of any fees incurred by MIT for the prosecution, filing and maintenance of all patent rights.

     Under the terms of the agreement, as amended, Soligen is required to generate the following minimum cumulative net sales levels:

          March 1996 - March 1997                               $ 3,000,000
          March 1997 - March 1998                               $ 3,500,000
          March 1998 - March 1999                               $ 4,000,000
          March 1999 - March 2000                               $ 4,500,000
          March 2000 - March 2001                               $ 5,000,000
          March 2001 - March 2002                               $ 6,000,000
          March 2002 - March 2003                               $ 8,000,000
          March 2003 - March 2004 and each year thereafter      $10,000,000

     In addition, after payment of $500,000 in royalties and 4.5 percent of net sales, Soligen has an obligation to pay to MIT a royalty in the amount of
     2.25 percent of "Net Sales" on a quarterly basis. Because Soligen incurred significant expense defending itself in a patent infringement suit which threatened MIT's licensing effort with respect to the patent rights, MIT agreed that during the period commencing December 15, 1993 and ending December 15, 1998, it would waive the first $300,000 of royalties.

     The license provides that if Soligen fails to reach the sales minimums or pay the obligations delineated above, such failure will be grounds for MIT to terminate the license on 90 days' notice to Soligen. As of March 31, 1997, Soligen has met the requirement for minimum net sales.

     MIT has notified Soligen that any royalties payable under the license agreement may be applied by Soligen to the payment of the costs of defending the DTM lawsuit (see below), through May 31, 1995. Additionally, MIT agreed to extend the exclusive period until October 1, 2006.

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

     In April 1995, Soligen signed a Memorandum of Understanding with DTM and MIT to settle the patent infringement lawsuit and to resolve, without further litigation by DTM, related patent disputes between DTM and MIT that impacted both Soligen and other MIT licensees of Three Dimensional Printing (3DP-TM-) technology. The settlement provides for the issuance of 50,000 shares of the Company's common stock to DTM, and an additional 50,000 shares contingent upon the final outcome of the pending petition for re-examination of the Housholder patent. Soligen has issued 50,000 shares and, subsequent to year end, the Company issued an additional 50,000 shares for the contingent issuance.

     LEGAL ACTIVITY - A-RPM - On March 22, 1995, Altop filed an action against A-RPM and its shareholders for breach of contract and misrepresentations related to its June 30, 1994 Asset Purchase Agreement of A-RPM. In May 1995, A-RPM filed a response and counter-complaint and a trial date has been scheduled for October 27, 1997.

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

8.   STOCK OPTION PLAN

     The Company has a stock option plan that provides for incentive and non-incentive stock options to employees, officers, directors and consultants responsible for the success of the Company. The total options available under the plan for granting are 3,500,000 shares.

     Under the Plan, incentive stock options can be granted at prices not less than 100 percent of the fair market value at the date of grant while nonqualified options can be granted at not less than 85 percent of the fair market value at the date of grant. Options are generally exercisable in fourths, commencing one year after the grant date and on the second, third and fourth anniversaries of the grant date, respectively.

     Information regarding the Company's Option Plan as of March 31, 1997, and changes during the year then ended is summarized as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                   --------      --------------

     March 31, 1996                                3,362,000         $ 0.79
     Granted                                         200,000           0.75
     Canceled                                       (265,000)         (0.82)
                                                  ----------         ------

     March 31, 1997                                3,297,000         $ 0.78
                                                  ----------         ------
                                                  ----------         ------


     The weighted average fair value of options granted during fiscal 1997 was $0.42.

     Information about stock options outstanding at March 31, 1997 is summarized as follows:

                               Options Outstanding
                         ------------------------------
                                             Weighted            Weighted
                                              Average             Average
                           Number            Remaining           Exercise
     Exercise Price      Outstanding       Contract Life           Price
     --------------      -----------       -------------           -----

     $1.00 (Cdn)          1,105,000         6.0 years           $ 1.00 (Cdn)
     $2.20 (Cdn)            135,000         5.5 years           $ 2.20 (Cdn)
     $0.75 (U.S.)         2,057,000         8.9 years           $ 0.75 (U.S.)

     The Company accounts for stock options granted to non-employees in accordance with SFAS 123 which requires non-cash compensation expense be recognized over the expected period of benefit. As a result the company recorded compensation expense of $235,000 in fiscal 1997 which is included in the accompanying statement of operations. The Company accounts for its stock options granted to employees and directors under APB 25, under which no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 March 31,           March 31,
                                                   1997                1996
                                                  ------              ------

     Net Loss                 As Reported       $(1,492,000)       $(2,172,000)
                              Pro Forma         $(1,567,000)       $(2,199,000)

     Net Loss Per Share       As Reported            $(0.05)            $(0.08)
                              Pro Forma              $(0.05)            $(0.08)
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: risk-free interest rate of 5.00 to 6.00 percent; expected lives of six to eight years; expected volatility of 45 percent and no dividends would be issued during the option terms.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option value models also require the input of highly subjective assumptions, such as expected option life and expected stock price volatility. Because the Company's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

     Options granted prior to March 31, 1995 were issued in Canadian dollars at $1.00 Canadian ($.72 U.S. at March 31, 1997) and $2.20 Canadian ($1.59 U.S.
     at March 31, 1997) per share. All options granted subsequent to March 31, 1995 are issued in U.S. dollars. Of the options issued, 1,525,325 were exercisable at March 31, 1997.

9.   PRIVATE PLACEMENTS

     In fiscal 1995, STI initiated a private placement of 2,390,000 units at a price of $.50 per unit. The private placement grossed $1,195,000, net of $55,000 in issuance costs. Each unit consisted of one common share, one-half Class "A" and one-half Class "B" warrant.

     During the year ended March 31, 1996, STI initiated three private placements grossing $3,528,000, net of $376,000 in issuance costs. The June 1995 private placement of 1,090,000 units was at a price of $0.55 per unit. Each unit issued in connection with the June 1995 private placement consisted of one common share, one Class "C" warrant and one-fifth Class "D" warrant. The September 1995 and February 1996 private placements of
     53.25 units was at a price of $55,000 per unit. Each unit consisted of 100,000 common shares and 100,000 Class "E" warrants. Any investor who purchased in aggregate at least 20 units, the holder received Class "G" warrants. The Class "G" warrants shall be redeemable if the closing price of the common stock is at least $1.75 for ten consecutive trading days. In the event of such redemption, the exercise price for the Class "G" warrant shall be reduced to $0.95 per share. In connection with the September 1995 and February 1996 private placements, the Company issued 533,000 Class "F" warrants to the placement agent.

     During fiscal 1997, the Company entered into an agreement with a member of the board of directors whereby Soligen issued 500,000 warrants at an exercise price of $0.75 per warrant. The warrants expire on December 31, 2006 and vest over four years. This agreement is subject to approval of the board of directors.

     A summary of the common stock purchase warrants as of March 31, 1997 is as follows:

                    Exercise           Exercise               Number
     Class            Price               Term              of Warrants
     -----          --------           --------             -----------
       A             $1.25             12 months             1,195,000
       B             $2.50             12 months             1,195,000
       C             $1.50             12 months             1,090,000
       D             $0.75             12 months               218,000
       E             $1.50             36 months             3,325,000
       F             $0.55             60 months               533,000
       G             $1.00             36 months             2,000,000
       N/A           $1.16             36 Months               215,085
       N/A           $1.29             36 Months               386,384
       N/A           $0.78             36 Months                43,010
       N/A           $0.86             36 Months                77,276
       N/A           $0.75            120 Months               500,000

     The exercise term commences the date of issuance; however, in February 1996 the board of directors extended the exercise term for the Class "A" and "B" warrants to be 12 months from the date of an S-3 filing, which occurred in April 1997.

10.  CONVERTIBLE DEBENTURES

     On September 13, 1996, the Company completed a $750,000 convertible debenture financing in accordance with SEC Regulation S. The debentures bear interest at the rate of 6 percent per annum. If not earlier converted, principal and interest is payable in cash or common stock on August 31, 1999.

     The debentures are convertible by the holder into shares of the Company's common stock at a conversion price equal to 75 percent of the average price of the Company's common stock on the American Stock Exchange (Emerging Company Market) for the five trading days preceding the date of conversion. The Company had the right to force the conversion of debentures on these terms at the rate of $50,000 per week beginning October 15, 1996.

     The Company recorded $250,000 in common stock related to the debentures for the conversion feature and $250,000 as non-cash interest expense in September 1996. During fiscal 1997 all the debt holders converted the debentures for approximately 1,696,000 shares.

     In connection with the above transaction, investors received warrants exercisable for a total of 601,469 shares of the Company's common stock at exercise prices of $1.16 (as to 215,085 shares) and $1.29 (as to 386,384 shares). The warrants are exercisable for three years.
     The placement agent for the financing received a commission equal to 10 percent of the gross proceeds and warrants exercisable for 120,286 shares at exercise prices of $0.775 (as to 43,010 shares) and $0.86 (as to 77,276 shares). The warrants are exercisable for three years.

     The Company determined the value of the warrants using the Black-Scholes pricing model to be approximately $296,000. Accordingly the Company recorded $296,000 as prepaid interest to be amortized over the term of the debt. However, upon conversion, the unamortized portion of the prepaid is transferred to common stock. During fiscal 1997 all the debt was converted. Prior to conversion, the Company amortized $25,000 of interest which is included in the accompanying statement of operations.

11.  SUBSEQUENT EVENT

     At June 30, 1997, the Company completed a tender offer to certain warrant holders to (1) exercise warrants at a reduced exercise price and/or (2) exchange warrants for common stock at prescribed ratios. The Company raised approximately $225,000 through the exercise of warrants for common stock. Subsequent to year end, Soligen received a commitment letter from a commercial lender for a $1,000,000 line of credit. The credit facility provides for the advance rate of 75 percent of eligible accounts receivable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of July 1997.

SOLIGEN TECHNOLOGIES, INC.
(Registrant)

By:     /s/Yehoram Uziel
   ------------------------------
Yehoram Uziel, President, CEO,
Director and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                           Title                      Date
       ---------                           -----                      ----

    /s/Yehoram Uziel          President, CEO, Director and        July 11, 1997
---------------------------   Chairman of the Board
Yehoram Uziel                 (principal executive officer)

    /s/Robert Kassel          Chief Financial Officer             July 11, 1997
---------------------------   (principal financial officer and
Robert Kassel                 principal accounting officer)

*   /s/Dr. Mark W. Dowley     Director                            July 11, 1997
---------------------------
Dr. Mark W. Dowley

*   /s/Kenneth T. Friedman    Director                            July 11, 1997
---------------------------
Kenneth T. Friedman

*   /s/Patrick J. Lavelle     Director                            July 11, 1997
---------------------------
Patrick J. Lavelle

*   /s/Darryl J. Yea          Director                            July 11, 1997
---------------------------
Darryl J. Yea

*By:  /s/Yehoram Uziel                                            July 11, 1997
---------------------------
Yehoram Uziel, Attorney-in-Fact