Form 10KSB/A
period 1997-03-31
SOLIGEN TECHNOLOGIES INC
filed 1997-08-11
CIK 916460

________________________________________________________________________________

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549
                               FORM 10-KSB/A-1
                 ___________________________________________

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


       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE
                 ___________________________________________

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

     THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED MARCH 31, 1997 WERE $4,203,000.

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH STOCK, AS OF JUNE, 3 1997, WAS APPROXIMATELY $15,717,000.

     AS OF JUNE 3, 1997, THERE WERE 31,434,283 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

     THE INDEX TO EXHIBITS APPEARS ON PAGE 10 OF THIS DOCUMENT.






________________________________________________________________________________

                            SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-KSB

                        FOR THE YEAR ENDED MARCH 31, 1997


                                TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----

PART III
--------

    Item   9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act..........................    1

    Item 10.   Executive Compensation..........................    5

    Item 11.   Security Ownership of Certain Beneficial Owners
                  and Management...............................    6

    Item 12.   Certain Relationships and Related
                  Transactions.................................    9

    Item 13.   Exhibits and Reports on Form 8-K................   10

Signatures......................................................  12

GENERAL

The information set forth in this filing required by Part III of Form 10-KSB was included in the definitive proxy statement filed by the Registrant on August 6, 1997, and incorporated by reference into the Form 10-KSB as filed on July 11, 1997. Because the Proxy Statement was not filed within 120 days of the end of the Registrant's fiscal year, the Registrant is filing this
Part III information as an amendment to Form 10-KSB in accordance with General Instruction E.3 to Form 10-KSB. Also included in this filing as
Exhibit 23 is the Consent of Independent Accountants which was inadvertently omitted from the prior filing.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

                                   DIRECTORS

The Company's Articles of Incorporation and Bylaws, as amended, provide for the Company's business to be managed by or under the direction of the Board of Directors. Under the Company's Bylaws, as amended, the number of directors is fixed from time to time by the Board of Directors, which number may not be less than three nor more than seven, and directors serve in office until the next Annual Meeting of Shareholders or until their successors have been elected and qualified.

The names of the Company's current directors and certain information about them are set forth below:

-------------------------------------------------------------------------------
 Name                     Age      Position
-------------------------------------------------------------------------------

 Yehoram Uziel            46       President,  CEO,  Director, and  Chairman of
                                   the Board of Directors

 Dr. Mark W. Dowley       63       Director

 Kenneth T Friedman       39       Director

 Patrick J. Lavelle       58       Director

 Darryl J. Yea            38       Director


Yehoram Uziel  has served as President  and Director of the  Company since
April 1993. Mr. Uziel has served as Chief Executive Officer and Chairman of the Board of the Company since May 1993. Mr. Uziel served as the Company's Chief Financial Officer from May 20, 1996 to July 29, 1996. Mr. Uziel has also served as President and Chief Executive Officer of Soligen from October 1991 to present and Director, President and Chief Executive Officer of Altop, Inc. ("Altop"), a wholly-owned subsidiary of the Company from June 1994 to present. From January 1989 to January 1992, he was Vice President of Engineering at 3D Systems, Inc., a rapid prototyping manufacturer based in Valencia, California. Prior to 1989, Mr.Uziel was Director of New Business Development of Optrotech, Inc., a manufacturer of inspection equipment for the printed circuit board industry which is based in Israel. From December 1990 to December 1993 Mr. Uziel was Chairman of the Board of Conceptland Ltd., a rapid prototyping service bureau based in Israel. Mr. Uziel received a B.Sc. degree in Mechanical Engineering from the Technion Institute of Technology in Israel.

Dr. Mark W. Dowley has served as Director of the Company since July 1993.
Dr. Dowley has served as President and Chairman of Liconix, Inc., a manufacturer of helium-cadmium lasers based in Santa Clara, California, since 1972. He has served as a Director of LEOMA (Lasers & Electro Optical Manufacturers Association) for four years and has served as a member of the Executive Committee of the Silicon Valley Council of the American Electronics Association. Dr. Dowley has served as a Director of Sports Software, a manufacturer of tennis analysis systems, since 1985.

Kenneth T. Friedman has served as Director of the Company since September 9, 1996. Mr. Friedman is President and Founder of Friedman Enterprises, an investment bank and investment company that specializes in mergers and acquisitions and raising debt and equity capital. Prior to Friedman Enterprises, Mr. Friedman was President, Founder, and a member of the board of directors of Houlihan, Lokey, Howard & Zukin Capital, an investment bank. Prior to, and simultaneous with such position, Mr. Friedman was also a Managing Director and a member of the board of directors of Houlihan, Lokey, Howard & Zukin, Inc. a financial advisory company specializing in investment banking, money management and valuing companies and securities. Mr. Friedman received his MBA from Harvard Business School.

Patrick J. Lavelle has served as Director of the Company since September 1994. Mr. Lavelle has been the Chairman of the Federal Business Development Bank of Canada from 1994 to the present. Mr. Lavelle has been the Chairman and Chief Executive Officer of Patrick J. Lavelle and Associates, a management firm, from 1991 to the present. From 1991 to 1994, Mr. Lavelle was Chairman of the Canadian Council for Aboriginal Business. Mr. Lavelle is a director of Revenues Properties, Co. and several Canadian companies. Previously, Mr. Lavelle was
Vice President, Corporate Development at Magna International, Inc., a leading automotive parts manufacturer, where he oversaw business relations with Japanese and other Pacific Rim auto producers. Mr. Lavelle also served as President of the Automotive Parts Manufacturers' Association of Canada. Previously, he held the position of Deputy Minister of Industry, Trade and Technology for the Province of Ontario and was simultaneously Secretary of the Premier's Council and an Advisor to the Planning and Priorities Board of Cabinet. Mr. Lavelle also served as Agent General for the Government of Ontario in Paris, France.

Darryl J. Yea has served as Director since November 1992 and was formerly interim President of the Company (from November 1992 to April 1993). Mr. Yea has served as President and Director of C. M. Oliver Capital Corporation, an investment banking and management consulting firm based in Vancouver, British Columbia, Canada, from 1986 to present. Mr. Yea has also been a Director of PlanVest Capital Corporation and a Director of C. M. Oliver & Company Limited, a Vancouver-based brokerage firm, since 1992. Mr. Yea is also a Director and former President of DataWave Word Vending Inc. in Vancouver. Mr. Yea is a member of the Real Estate Institute of British Columbia and the Institute of Certified Management Consultants of British Columbia. Mr. Yea received a B.Comm. degree in both Urban Land Economics and Finance from the University of British Columbia in Canada.


                COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

During the fiscal year ended March 31, 1997, the Board of Directors held six (6) meetings and took action pursuant to four (4) unanimous written consents. Rules adopted under the Securities Exchange Act of 1934 require the Company to disclose in this proxy statement whether any director attended fewer than 75% of the total number of meetings of the Board of Directors or of committees of the Board of Directors on which he served during the fiscal year ending March 31, 1996. During the fiscal year ending March 31, 1997, each of the directors attended more than 75% of the meetings of the Board of Directors or committees of the Board of Directors on which he served.

The Audit Committee, which did not meet formally in the fiscal year ended March 31, 1997, has two members, Darryl J. Yea and Dr. Mark W. Dowley. The Audit Committee reviews with the Company's independent auditors the scope, results and costs of the annual audit, and the Company's accounting policies and financial reporting.

The 1993 Stock Option Plan Administrative  Committee has three members, Dr. Mark
W. Dowley, Patrick Lavelle and Darryl J. Yea. The Administrative Committee was established to administer the Company's 1993 Stock Option Plan on behalf of the Board of Directors in accordance with the terms thereof.

The Compensation Committee consists of Dr. Mark W. Dowley, Kenneth T. Friedman, Patrick J. Lavelle and Darryl J. Yea. The Compensation Committee was established April 28, 1997, with the responsibility for reviewing and approving the salaries and other benefits of the executive officers of the Company. In addition, the Compensation Committee consults with the Company's management regarding other benefits plans and compensation policies and practices of the Company.

The Board of Directors does not have a nominating committee.

                              EXECUTIVE OFFICERS

The names of, and certain information regarding, the executive officers of the Company who are not also directors are set forth below. Officers of the Company are appointed by the Board of Directors of the Company at the annual meeting of the Board of Directors to hold office until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

--------------------------------------------------------------------------------
 Name                 Age      Position
--------------------------------------------------------------------------------

 Robert Kassel         70      Chief Financial Officer and Chief
                               Administrative Officer

 Charles W. Lewis      46      Vice President, Soligen, Inc.


 Amir Gnessin          38      Vice President of Engineering, Soligen, Inc.
-------------------------------------------------------------------------------

Robert Kassel was appointed Chief Administrative Officer in May 1996 and Chief Financial Officer in July 1996. From 1993 to 1996, Mr. Kassel worked as an independent consultant. During 1994, Mr. Kassel also served as Manufacturing Manager for G & H Technologies. Mr. Kassel served as Operations Officer for Ceradyne, a manufacturer of advanced technical products from, 1989 to 1993. From 1979 to 1988, Mr. Kassel worked as Division General Manager for SFE Technologies, which manufactures multi-layer capacitors and EMI-RFI filters for telecommunications, computers and industrial controls. Mr. Kassel was the Division Vice-President for William House Regency, a manufacturer of paper products, from 1972 to 1979.

Charles W. Lewis served as Vice President of Operations of the Company from July 1993 to July 1995. Mr. Lewis has served as Vice President of the Company's subsidiary, Soligen, Inc., from 1992 to present and as Vice President of Altop from January 1995 to the present. Mr. Lewis also served as Secretary of the Company from 1992 to 1993. From 1991 to 1992, he was Director of Engineering for BHK Inc., a manufacturer of scientific arc lamps which is based in Pomona, California. From 1986 to 1991, Mr. Lewis was Program Manager for 3D Systems, Inc., a rapid prototyping firm based in Valencia, California. Mr. Lewis received a B.A. in Physics from the University of California in San Diego.

Amir Gnessin has served as Vice President of Engineering of Soligen, Inc. from April 1994 to present. Mr. Gnessin joined the Company in August 1992 as a Senior Mechanical Engineer and was promoted to Mechanical Team Leader in February 1993. From 1989 to 1992, Mr. Gnessin worked as a design engineer and manager at Optrotech, Inc., a manufacturer of inspection equipment for the printed circuit board industry which is based in Israel. Mr. Gnessin received a BS in Mechanical Engineering from the Technion Institute of Technology in Israel.

No family relationship exists among any directors or executive officers of the Company or the nominees for election to the Company's Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding shares of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. The Company's directors and executive officers and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending March 31, 1997, the Company's directors, executive officers, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except Kenneth T. Friedman, a director of the Company, filed one late Form 3.



ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table provides certain summary information concerning compensation awarded to, earned by or paid to Yehoram Uziel for the fiscal years ended March 31, 1995, March 31, 1996 and March 31, 1997.

                         Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------
                                                                                          Annual Compensation
                                                                                          -------------------
     Name and principal position                            Year                                Salary
-----------------------------------------------------------------------------------------------------------------
 Yehoram Uziel, President, CEO,                    Fiscal year ended 3/31/95                  $100,832
 Director and Chairman of the Board of
 the Company; President and CEO of                 Fiscal year ended 3/31/96                  $ 99,320
 Soligen, Inc.; and CEO of Altop, Inc.
                                                   Fiscal year ended 3/31/97                  $ 99,486
-----------------------------------------------------------------------------------------------------------------

No other executive officer received compensation in excess of $100,000 in the fiscal year ended March 31, 1997. No executive officer received a bonus in the fiscal year ended March 31, 1997.

No options or stock appreciation rights were granted to or exercised by executive officers of the Company during the fiscal year ended March 31, 1997.

The Company had no long-term incentive plan for the fiscal year ended March 31, 1997. The Company has no employment contracts, no termination of employment agreements, and no change of control agreements with any named executive officer.


                          COMPENSATION OF DIRECTORS

Pursuant to the Company's 1993 Stock Option Plan, as amended (the "Plan"), on October 1, 1993, Dr. Mark Dowley was granted a nonstatutory stock option to purchase 25,000 shares of Common Stock to compensate him for his duties as Director; this option is exercisable at Cdn. $2.20, vests over four years beginning October 1, 1994 and expires October 1, 2003. On February 22, 1996, Dr. Dowley was granted an additional nonstatutory stock option to purchase 50,000 shares of Common Stock to compensate him for his duties as Director; this option is exercisable at $0.75. On February 22, 1996, Mr. Kenneth T. Friedman was granted a nonstatutory stock option to purchase 150,000 shares of Common Stock to compensate him for his duties as an advisor, this option is exercisable at $0.75, vests over four years beginning February 23, 1996 and expires February 23, 2005. On February 22, 1996, Mr. Kenneth T. Friedman was granted an additional nonstatutory stock option to purchase 150,000 shares of Common Stock to compensate him for his duties as Director; this option is exercisable at $0.75, vests over four years beginning December 1, 1996 and expires December 1, 2005. On April 15, 1993, Mr. Darryl J. Yea was granted a nonstatutory stock option to purchase 170,000 shares of Common Stock to compensate him for his duties as Director; this option is exercisable at Cdn. $1.00, vests over four years beginning April 15, 1994 and expires April 15, 2003. On February 22, 1996, Patrick J. Lavelle was granted a nonstatutory stock option to purchase 50,000 shares of Common Stock to compensate him for his duties as Director; this option is exercisable at $0.75, vests over four years beginning February 23, 1996 and expires February 23, 2005. Other than options granted under the Plan, the Directors receive no compensation for serving as Directors of the Company. Expenses incurred in attending the Board of Directors meetings are reimbursed by the Company.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 18, 1997, certain information furnished to the Company with respect to ownership of the Company's Common Stock of (i) each director, (ii) the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company determined as at the end of the last fiscal year whose total annual salary and bonus for such fiscal year exceeded $100,000, and any ex-officers for whom disclosure under this item (iii) would have been provided except for the fact that the individual was not serving as executive officer at the end of such fiscal year, (iv) all persons known by the Company to be beneficial owners of more than 5% of its Common Stock, and (v) all executive officers and directors of the Company as a group.

-------------------------------------------------------------------------------
                                             Amount and Nature
 Name and Address of Beneficial Owner          of Beneficial       Percent of
                                                 Ownership           Class (1)
-------------------------------------------------------------------------------
 Yehoram Uziel                                   9,506,974   (2)      29%
   19408 Londelius Street
   Northridge, CA  91324

 Charles W. Lewis                                2,269,930   (2)       7%
   19408 Londelius Street
   Northridge, CA  91324

 Dr. Mark W. Dowley                                286,500   (3)       1%
   3281 Scott Blvd.
   Santa Clara, CA  95054

 Kenneth T. Friedman                               367,145   (4)       1%
   23512 Malibu Colony Dr.
   Malibu, CA 90265

 Patrick J. Lavelle                                 21,500   (5)       *
   131 Bloor St. West, Suite 815
   Toronto, Ontario, Canada  M5S 1S3

 Darryl J. Yea                                     725,200   (6)       2%
   750 West Pender St., Suite 1600
   Vancouver, B.C., Canada  V6C 2T8

 All executive officers and directors           13,387,249   (7)      40%
   as a group (8 persons)
-------------------------------------------------------------------------------
*  Represents less than 1%

  (1) Based on 32,599,115 total shares issued and outstanding plus options and warrants exercisable within 60 days of the date of this Proxy Statement by individual beneficial owner.

  (2) On April 15, 1993, the Company merged with Soligen, Inc., a Delaware Corporation ("Soligen"), in a reverse acquisition transaction (the "Acquisition"). Pursuant to a share exchange agreement, the Company acquired all of the issued and outstanding shares of Soligen in consideration of the issuance of 13,000,000 shares of the Company's Common Stock to the former shareholders of Soligen, consisting of 3,250,000 pooled shares and 9,750,000 escrow shares allocated as follows:

----------------------------------------------------------------------------
        Name of Recipient    Pooled Shares  Escrow Shares      Total
----------------------------------------------------------------------------

        Yehoram Uziel          1,923,821      5,771,464      7,695,285
        Adam Cohen               596,196      1,788,589      2,384,785
        Charles Lewis            567,483      1,702,447      2,269,930
        MIT                      162,500        487,500        650,000
                               ---------      ---------     ----------
        Totals                 3,250,000      9,750,000     13,000,000
                               ---------      ---------     ----------
                               ---------      ---------     ----------

-----------------------------------------------------------------------------

        The pooled shares are subject to the terms of a Pooling Agreement and the escrow shares are held subject to the terms of an Escrow Agreement. Under the terms of the pooling agreement, 20% of the pooled shares are to be released pro rata amongst the pooling shareholders on April 14 of each year, beginning in 1994 until all pooled shares have been released. On March 17, 1996, Adam Cohen resigned as the Company's Vice-President of Engineering. In connection with Mr. Cohen's resignation, the pooling agreement was modified to permit the release of all pooled shares beneficially owned by Mr. Cohen. Going forward, 20% of the pooled shares are to be released pro rata amongst the remaining pooling shareholders on April 14 of each year hereafter until all pooled shares have been released. The pooling agreement does not restrict the voting of the pooled shares in any manner.

        The terms and conditions of the Escrow Agreement are prescribed by the policies of the British Columbia Securities Commission and were issued under its Local Policy 3-07. The escrow shares are held by the Company's registrar and transfer agent pursuant to the terms of the Escrow Agreement which permits the release of one escrow share for each $0.41 Cdn. in net "cash flow" (as defined in the Escrow Agreement) earned by the Company during the period beginning November 1, 1993 and ending October 31, 1998. Under the terms of the Escrow Agreement, if the Company earns net "cumulative cash flow" (as defined in the Escrow Agreement) of Cdn. $4,000,000 or approximately US $3,050,000 during the five year earn out period, all of the escrow shares will be released from escrow. Any shares not released from escrow at the end of the five year period will be canceled.

        The Escrow Agreement provides that the escrow shares will not be traded in, dealt with in any manner whatsoever or released, nor may the Company, its transfer agent or the escrow shareholder make any transfer or record any trading in such shares without the consent of the Vancouver Stock Exchange. In addition, the Escrow Agreement provides that the escrow shares may not be voted on a resolution to cancel any of the escrow shares. Subject to this exception, the escrow shares have no voting restrictions. The Escrow Agreement also provides that the escrow shares may not participate in the assets and property of the Company on a winding up or dissolution of the Company.

        In connection with Mr. Cohen's resignation, the Vancouver Stock Exchange consented to Yehoram Uziel's purchase of all of Mr. Cohen's escrow shares, which purchase was consummated on May 30, 1996.

  (3) Includes options to purchase 46,500 common shares which are exercisable within 60 days from the date of this Proxy Statement.

  (4) Includes options to purchase 94,500 common shares and warrants to purchase 60,145 common shares which are exercisable within 60 days from the adte of the Proxy Statement.

  (5) Includes options to purchase 21,500 common shares which are exercisable within 60 days from the date of this Proxy Statement.

  (6) Includes options to purchase 170,000 common shares which are exercisable within 60 days from the date of this Proxy Statement. 555,200 of the shares shown are owned by Chelsea Capital Corporation ("Chelsea"), a private British Columbia corporation which is owned 50% by Darryl J. Yea. 375,000 of these shares are held in escrow subject to the terms of the Escrow Agreement. Mr. Yea is deemed to have beneficial ownership of these shares by virtue of his ownership position in Chelsea.

  (7) Includes options to purchase 210,000 common shares which are exercisable within 60 days from the date of this Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 6, 1997, the Company entered into a consulting agreement with Kenneth T. Friedman, a Director of the Company. Mr. Friedman (through Friedman Enterprises) is retained to provide general consulting services and assist in business strategies with the Company. As compensation for consulting services, the Company agreed to immediately sell to Mr. Friedman, for an aggregate price of ten dollars, warrants to acquire 500,000 shares of the Company's Common Stock, with an exercise price of $0.75 per share, subject to the following vesting schedule, and an expiration date for such warrants of December 31, 2006.

                   -----------------------------
                                       Number of
                      Vesting Date     Warrants
                   -----------------------------
                   December 31, 1997   200,000
                   December 31, 1998   150,000
                   December 31, 1999   100,000
                   December 31, 2000    50,000

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  The following exhibits are filed as part of this report:

    EXHIBIT
    NUMBER                DESCRIPTION
    ------                -----------
      2.1  Share Exchange Agreement and Amendments  (1)
      2.2  MIT Share Acquisition Agreement  (1)
      2.3  Escrow Agreement  (1)
      2.4  Pooling Agreement  (1)
      3.1  Articles of Incorporation of Soligen Technologies, Inc.  (1)
      3.2  Bylaws of Soligen Technologies, Inc.  (1)
      3.3  First Amendment to Bylaws  (3)
      4.1  Modification Agreement (Pooling)  (6)
      4.2  Subscription Agreement for Private Placement  (5)
      4.3  Subscription Agreement for Private Placement  (5)
      4.4  Subscription Agreement for Private Placement  (2)
     10.3  License Agreement and Amendments  (1)
     10.4  Amendment to License Agreement  (4)
     10.5  Consulting Agreement between the Registrant and Kenneth Friedman  (7)
     10.7  1993 Stock Option Plan  (1)
     11.1  Statement of Per Share Earnings  (7)
     21.1  Subsidiaries of the Registrant  (6)
     23.   Consent of Independent Public Accountants
     24.1  Power of Attorney of Dr. Mark W. Dowley  (7)
     24.2  Power of Attorney of Kenneth T. Friedman  (7)
     24.3  Power of Attorney of Patrick J. Lavelle  (7)
     24.4  Power of Attorney of Darryl J. Yea  (7)
     27.   Financial Data Schedule  (7)

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

(4) Incorporated by reference to Form 10-KSB filed by the Company on June 16, 1995.

(5) Incorporated by reference to Form 10-QSB filed by the Company on November 14, 1995.

(6) Incorporated by reference to Form 10-KSB filed by the Company on June 17, 1996.

(7) Incorporated by reference to Form 10-KSB filed by the Company on July 11, 1997.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 1997.

SOLIGEN TECHNOLOGIES, INC.
(Registrant)


By:    /s/Yehoram Uziel
   -------------------------------
Yehoram Uziel, President, CEO,
Director and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                         TITLE                              DATE
          ---------                         -----                              ----
     /s/ Yehoram Uziel             President, CEO, Director and          August 11, 1997
-------------------------         Chairman of the Board
Yehoram Uziel                     (principal executive officer)

     /s/ Robert Kassel             Chief Financial Officer               August 11, 1997
------------------------          (principal financial officer and
Robert Kassel                     principal accounting officer)

*   /Dr. Mark W. Dowley                   Director                       August 11, 1997
-----------------------
Dr. Mark W. Dowley

*   /Kenneth T. Friedman                  Director                       August 11, 1997
------------------------
Kenneth T. Friedman

*   /Patrick J. Lavelle                   Director                       August 11, 1997
------------------------
Patrick J. Lavelle

*   /Darryl J. Yea                        Director                       August 11, 1997
------------------------
Darryl J. Yea

*By:  /s/ Yehoram Uziel                                                  August 11, 1997
-------------------------------
Yehoram Uziel, Attorney-in-Fact

                                        12