Form 10QSB
period 1997-06-30
SOLIGEN TECHNOLOGIES INC
filed 1997-08-13
CIK 916460

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                  _________________

                                     FORM 10-QSB


      [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of August 1, 1997:
32,599,115

       Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]

                              SOLIGEN TECHNOLOGIES, INC.
                                     FORM 10-QSB

                                  TABLE OF CONTENTS

                                                                           Page
PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets at June 30, 1997 and March 31, 1997. .  3

        Consolidated Statements of Operations for the three months ended
        June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .  4

        Consolidated Statements of Cash Flows for the three months ended
        June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .  5

        Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  8

PART II OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,     MARCH 31,
                                                           1997         1997
                                                       -----------    ---------
                                                       (UNAUDITED)

                                        ASSETS
Current assets:
  Cash                                               $   352,000    $   506,000
  Accounts receivable                                    880,000        723,000
  Inventories                                            139,000        160,000
  Prepaid expenses                                       142,000         49,000
                                                     -----------    -----------
    Total current assets                               1,513,000      1,438,000
  Property, plant and equipment                        2,158,000      2,112,000
    Less allowance for depreciation and amortization   1,097,000      1,004,000
                                                     -----------    -----------
      Net property, plant and equipment                1,061,000      1,108,000
  Other assets                                            26,000         34,000
                                                     -----------    -----------
      TOTAL ASSETS                                   $ 2,600,000    $ 2,580,000
                                                     -----------    -----------
                                                     -----------    -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                      $   365,000    $   360,000
  Trade accounts payable                                 423,000        251,000
  Payroll and related expenses                            97,000        146,000
  Accrued expenses                                       138,000        105,000
  Deferred revenue                                        99,000        131,000
                                                     -----------    -----------
      Total current liabilities                        1,122,000        993,000
Notes payable, net of current portion                    100,000        100,000
Stockholders' equity:
  Common stock, no par value:
    Authorized -- 50,000,000 shares;
    Issued and outstanding: 32,369,115 at June 30
    and 31,434,283 at March 31                         9,966,000      9,776,000
  Accumulated deficit                                 (8,588,000)    (8,289,000)
                                                     -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                       1,378,000      1,487,000
                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,600,000    $ 2,580,000
                                                     -----------    -----------
                                                     -----------    -----------


   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                       1997        1996
                                                       ----        ----

REVENUES                                           $ 1,233,000   $ 543,000

COST OF REVENUES                                       880,000     467,000
                                                   -----------   ---------

        Gross profit                                   353,000      76,000
                                                   -----------   ---------

OPERATING EXPENSES:
  Research and development                             263,000     284,000
  Selling                                              136,000     179,000
  General and administrative                           210,000     261,000
  Non-cash compensation                                 39,000          --
                                                   -----------   ---------

        Total operating expenses                       648,000     724,000
                                                   -----------   ---------

        Loss from operations                          (295,000)   (648,000)

OTHER INCOME (EXPENSE):
  Interest income                                        1,000      11,000
  Interest expense                                      (4,000)     (7,000)
  Other income                                              --      90,000
                                                   -----------   ---------

        Total other income (expense)                    (3,000)     94,000
                                                   -----------   ---------

        LOSS BEFORE PROVISION FOR
         INCOME TAXES                                 (298,000)   (554,000)

Provision for state income taxes                         1,000          --
                                                   -----------   ---------

        NET LOSS                                     $(299,000)  $(554,000)
                                                   -----------   ---------

        NET LOSS PER SHARE                            $  (0.01)   $  (0.02)
                                                   -----------   ---------
                                                   -----------   ---------

  The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                            --------
                                                        1997        1996
                                                        ----        ----
Cash flows from operating activities
  Net loss                                           $(299,000)  $(554,000)
    Depreciation and amortization                       93,000      99,000
    Non-cash compensation expense                       39,000         --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable      (157,000)     64,000
      (Increase) decrease in inventories                21,000     (13,000)
      (Increase) decrease in prepaid expenses          (65,000)      7,000
      Increase (decrease) in trade accounts payable    172,000    (117,000)
      Decease in payroll and related expenses          (49,000)    (18,000)
      Increase (decrease) in accrued expenses           53,000     (26,000)
      Increase (decrease) in deferred revenues         (32,000)      7,000
      (Increase) decrease in other assets                8,000     (14,000)
                                                     ---------   ---------
      Net cash used for operating activities          (216,000)   (565,000)
                                                     ---------   ---------

Cash flows from investing activities:
  Additions in property, plant and equipment           (46,000)    (46,000)
                                                     ---------   ---------
      Net cash used for investing activities           (46,000)    (46,000)
                                                     ---------   ---------

Cash flows from financing activities:
  Principal payments under capital lease obligations   (23,000)     (3,000)
  Conversion of warrants, net of issuance costs        131,000          --
                                                     ---------   ---------
      Net cash provided by financing activities        108,000      (3,000)
                                                     ---------   ---------

Net decrease in cash                                  (154,000)   (614,000)

      Beginning of period                              506,000   1,189,000
                                                     ---------   ---------

      End of period                                  $ 352,000   $ 575,000
                                                     ---------   ---------
                                                     ---------   ---------

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three month periods ended June 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1997, is derived from Soligen Technologies, Inc's 1997 Form 10-KSB. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                                         JUNE 30, 1997
                                                         -------------

              Raw materials                                $ 101,000
              Work in process                                 22,000
              Finished goods                                  16,000
                                                           ---------
              Total inventory                              $ 139,000
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

Notes payable and capital leases consist of the following at June 30, 1997:

Notes payable to former owners of A-RPM, collateralized          $ 305,000
by equipment and furnishings, bearing interest at 8%, interest payable quarterly, $85,000 currently due and $220,000 due in 2000 (see Part II, Item 1).

Capital leases                                                     132,000

Other notes to non-related parties, due through 1997                28,000
                                                                 ---------

Total capital leases and notes payable                             465,000

Less current portion                                              (365,000)
                                                                 ---------

Long term portion                                                $ 100,000
                                                                 ---------
                                                                 ---------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISKS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. INCLUDING, AMONG OTHERS (I) CUSTOMER ACCEPTANCE OF THE COMPANY'S "ONE STOP SHOP" PARTS NOW PROGRAM; AND (II) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING REQUIRED TO SUPPORT ITS PROJECTED REVENUE GROWTH. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. IN VIEW OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB WILL IN FACT TRANSPIRE.

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Quarterly Report.

OVERVIEW

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

As of June 30, 1997, the Company is rapidly transitioning from a development stage company towards its goal of being a manufacturing / service company with continuing revenues from operations. The Company operates four major revenue-generating profit centers:

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

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 and three months ended June 30, 1997 and 1996 were as follows:



                                        Three Months     Three Months Ended
                                           Ended              JUNE 30,
                                          March 31,           --------
                                            1997          1997        1996
                                            ----          ----        ----

Parts Now-Registered Trademark-        $   691,000    $   368,000  $  88,000
DSPC-Registered Trademark- production      214,000        550,000    128,000
Production parts                           325,000        218,000    291,000
DSPC-Registered Trademark- technology      346,000         97,000     36,000
                                       -----------    -----------  ---------
     Total revenues                    $ 1,576,000    $ 1,233,000  $ 543,000
                                       -----------    -----------  ---------
                                       -----------    -----------  ---------

Revenues for the quarter ended June 30, 1997, were $1,233,000, an increase of 127% compared to $543,000 in the quarter ended June 30, 1996. Compared to the comparable period a year ago, combined revenues for Parts Now and DSPC increased $702,000, or 325% reflecting increased acceptance of the Company's core business in the market place. The combined revenues for Parts Now and DSPC for the quarter ended June 30, 1997, were relatively flat compared to the quarter ended March 31, 1997. The Company continues to de-emphasize conventional castings, a low, marginal profit margin business segment unrelated to Parts Now profit objectives. As a result, production parts (Altop) revenues decreased from $325,000 for the three months ended March 31, 1997, to $218,000 for the quarter ended June 30, 1997. DSPC technologies revenues decreased from $346,000 for the quarter ended March 31, 1997, to $97,000 for the quarter ended June 30, 1997. This decrease was the result of a $275,000 machine sale to a customer overseas in the fourth quarter of last year.

Cost of revenues as a percentage of total revenues for the quarter ended June 30, 1997, was 71% compared to 86% for the quarter ended June 30, 1996. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production.

Research and development costs were $263,000 in the quarter ended June 30, 1997, compared to $284,000 for the similar period last year. The Company continues to invest in research and development of the DSPC technology and its applications as a key to its future growth and prosperity.

Selling expenses decreased $43,000 to $136,000 for the quarter ended June 30, 1997, from $179,000 for the quarter ended June 30, 1996. The decrease was the result of consolidating Altop's and Soligen's sales departments.

General and administrative expenses were $210,000 in the first quarter of fiscal 1998 compared to $261,000 in the first quarter of fiscal 1997, a decrease of $51,000. The decrease was primarily the result of certain general and administrative expenses assigned to the production function.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS 123, non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $39,000 non-cash compensation expense in the quarter ended June 30, 1997, and expects to recognize approximately $156,000 non-cash compensation expense during fiscal 1998.


CASH AND SOURCES OF LIQUIDITY

The Company requires significant funds to continue operations. As of June 30, 1997, the Company had $1,232,000 in cash and accounts receivable, virtually unchanged from $1,229,000 at March 31, 1997. At June 30, 1997, the Company reported working capital of $391,000 compared to working capital of $445,000 at March 31, 1997. The decrease in working capital from March 31, 1997 to June 30, 1997, was due primarily to the $216,000 in net cash used for operations that was partially offset by $131,000 conversion of warrants. Working capital from June 30, 1996 to March 31, 1997, increased from $161,000 to $445,000 due primarily to the convertible debenture offering in September 1996 that provided $666,000.

In August 1997, the Company entered into an agreement with a commercial lender for an up to $1,000,000 revolving line of credit, collateralized by receivable, inventory and fixed assets. The credit facility provides for the advance rate of 75% of eligible accounts receivable.

The Company believes that the current cash, asset based line of credit and internally generated cash flow will be sufficient to meet its working capital and capital expenditures requirements through fiscal year ended March 31, 1998. To the extent that the Company's resources, together with future earnings are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing.


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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     11.1 Computation of Net Loss Per Share

(b)  Reports on Form 8-K

     Form 8-K filed May 16, 1997
     Form 8-K filed June 26, 1997

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   SOLIGEN TECHNOLOGIES, INC.


Date:  August 13, 1997             By:  /s/ YEHORAM UZIEL
                                        ----------------------------------------
                                        Yehoram Uziel
                                        President, CEO and Chairman of the Board
                                        (Principal executive officer)



Date:  August 13, 1997             By:  /s/ ROBERT KASSEL
                                        -----------------------------
                                        Robert Kassel
                                        Chief Financial Officer
                                        (Principal financial officer)