Form 10QSB
period 1997-09-30
SOLIGEN TECHNOLOGIES INC
filed 1997-11-12
CIK 916460

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                  -----------------

                                     FORM 10-QSB


              [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Number of shares of issuer's common stock outstanding as of November 3, 1997:
  32,682,338


  Transitional Small Business Disclosure Format:      Yes  [   ]      No  [X]

                              SOLIGEN TECHNOLOGIES, INC.
                                     FORM 10-QSB

                                  TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30,
         1997 and March 31, 1997 ...........................   3

         Consolidated Statements of Operations for the
         three and six months ended September 30, 1997
         and 1996 ...........................................   4

         Consolidated Statements of Cash Flows for the
         six months ended September 30, 1997
         and 1996 ...........................................   5

         Notes to Consolidated Financial Statements .........   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........   8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................  12

Item 4.  Submission of Matters to a Vote of Security
         Holders ..............................................  12

Item 6.  Exhibits and Reports on Form 8-K......................  13

         Signatures ...........................................  14

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                        SEPTEMBER 30,         MARCH 31,
                                            1997                1997
                                            ----                ----
                                         (UNAUDITED)


                                 ASSETS

Current assets:
  Cash                                   $  361,000          $  506,000
  Accounts receivable                       577,000             723,000
  Inventories                               156,000             160,000
  Prepaid expenses                           98,000              49,000
                                          ---------           ---------
      Total current assets                1,192,000           1,438,000

Property, plant and equipment             2,099,000           2,112,000
  Less allowance for depreciation
    and amortization                      1,129,000           1,004,000
                                          ---------           ---------
      Net property, plant and
        equipment                           970,000           1,108,000

Other assets                                 40,000              34,000
                                          ---------           ---------

      TOTAL ASSETS                       $2,202,000          $2,580,000
                                          ---------           ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                          $  394,000          $  360,000
  Trade accounts payable                    192,000             251,000
  Payroll and related expenses              116,000             146,000
  Accrued expenses                          153,000             105,000
  Deferred revenue                          102,000             131,000
                                          ---------           ---------
      Total current liabilities             957,000             993,000

Notes payable, net of current portion        59,000             100,000

Stockholders' equity:
  Common stock, no par value:
    Authorized -- 50,000,000 shares;
    Issued and outstanding: 32,660,115
    at September 30 and 31,434,283 at
    March 31                             10,136,000           9,776,000
Accumulated deficit                      (8,950,000)         (8,289,000)
                                          ---------           ---------
      TOTAL STOCKHOLDERS' EQUITY          1,186,000           1,487,000
                                          ---------           ---------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY            $ 2,202,000          $2,580,000
                                          ---------           ---------


The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                                  -------------              -------------
                                 1997        1996          1997        1996
                                 ----        ----          ----        ----

REVENUES                      $1,264,000  $  750,000    $2,497,000  $ 1,293,000
                              ----------  ----------    ----------  -----------

COST OF REVENUES                 890,000     496,000     1,770,000      963,000
                              ----------  ----------    ----------  -----------

    Gross profit                 374,000     254,000       727,000      330,000
                              ----------  ----------    ----------  -----------
OPERATING EXPENSES:
  Research and development       256,000     259,000       519,000      543,000
  Selling                        129,000     171,000       265,000      350,000
  General and administrative     302,000     235,000       512,000      496,000
  Non-cash compensation           39,000          --        78,000           --
                              ----------  ----------    ----------  -----------

    Total operating expenses     726,000     665,000     1,374,000    1,389,000
                              ----------  ----------    ----------  -----------

    Loss from operations        (352,000)   (411,000)     (647,000)  (1,059,000)

OTHER INCOME (EXPENSE):
  Interest income                  1,000          --         2,000       11,000
  Interest expense               (11,000)   (260,000)      (15,000)    (267,000)
  Other income                        --      13,000            --      103,000
                              ----------  ----------    ----------  -----------

    Total other income
      (expense)                  (10,000)   (247,000)      (13,000)    (153,000)
                              ----------  ----------    ----------  -----------
    LOSS BEFORE PROVISION
      FOR INCOME TAXES          (362,000)   (658,000)     (660,000)  (1,212,000)

Provision for state income
  taxes                               --          --         1,000           --
                              ----------  ----------    ----------  -----------

    NET LOSS                 $  (362,000) $ (658,000)    $(661,000) $(1,212,000)
                              ----------  ----------    ----------  -----------

    NET LOSS PER SHARE       $     (0.01) $    (0.02)    $   (0.02) $     (0.04)
                              ----------  ----------    ----------  -----------


   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                              SIX MONTHS ENDED
                                                SEPTEMBER 30,
                                                -------------
                                             1997          1997
                                             ----          ----
Cash flows from operating activities
  Net loss                               $  (661,000)   $(1,212,000)
    Depreciation and amortization            197,000        193,000
    Non-cash interest expense on
       convertible debt                           --        250,000
    Non cash compensation expense             78,000             --
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable                           146,000        (22,000)
      (Increase) decrease in inventories      42,000        (45,000)
      (Increase) decrease in prepaid
        expenses                             (49,000)        11,000
      Decrease in trade accounts payable     (59,000)      (237,000)
      Decease in payroll and related
        expenses                             (30,000)       (38,000)
      Increase in accrued expenses            48,000         27,000
      Increase (decrease) in deferred
        revenues                             (29,000)         3,000
      (Increase) decrease in
        other assets                          (6,000)         7,000
                                         -----------    -----------
      Net cash used for operating
        activities                          (323,000)    (1,063,000)
                                         -----------    -----------

Cash flows from investing activities:
  Additions in property, plant and
    equipment                                (97,000)       (57,000)
                                         -----------    -----------
      Net cash used for investing
        activities                           (97,000)       (57,000)
                                         -----------    -----------

Cash flows from financing activities:
  Principal payments under capital
    lease obligations                        (28,000)       (35,000)
  Payments on notes payable                   21,000             --
  Convertible debentures, net of
    issuance costs                                --        666,000
  Exercise of warrants and sale of
    common stock                             282,000             --
                                         -----------    -----------

      Net cash provided by
        financing activities                 275,000        631,000
                                         -----------    -----------
  Net decrease in cash                      (145,000)      (489,000)

      Beginning of period                    506,000      1,189,000
                                         -----------    -----------

      End of period                       $  361,000     $  700,000
                                         -----------    -----------

 The accompanying notes are an integral part of these financial statements.


SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three and six-month periods ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1997, is derived from Soligen Technologies, Inc's 1997 Form 10-KSB and 1997 Form 10-KSB/A-1. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Form 10-KSB and 1997 Form 10-KSB/A-1.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                September 30, 1997
                                ------------------
              Raw materials          $ 99,000
              Work in process          20,000
              Finished goods           37,000
                                  -----------
                Total inventory     $ 156,000
                                  -----------

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following at September 30, 1997:

Notes payable to former owners of A-RPM, collateralized     $  305,000
by equipment and furnishings, bearing interest at 8%, interest payable quarterly, $85,000 currently due and $220,000 due in 2000 (see Part II, Item 1).

Capital leases                                                 130,000

Other notes to non-related parties, due through 1997            18,000
                                                             ---------
Total capital leases and notes payable                         453,000

Less current portion                                          (394,000)
                                                             ---------
Long term portion                                            $  59,000
                                                             ---------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISKS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. INCLUDING, AMONG OTHERS (i) CUSTOMER ACCEPTANCE OF THE COMPANY'S "ONE STOP SHOP" PARTS NOW PROGRAM; AND (ii) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING REQUIRED TO SUPPORT ITS CONTINUING OPERATIONS AND PROJECTED REVENUE GROWTH. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS.
IN VIEW OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB WILL IN FACT TRANSPIRE.

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

The Company believes that the rapid mold production capabilities of the DSPC System provide a substantial competitive advantage over existing producers of cast metal parts. Use of the DSPC System eliminates the need to produce tooling (patterns and core boxes) for limited runs of metal parts, thereby reducing both the time and the labor otherwise required to produce ceramic casting molds for casting the metal parts. It provides for a paradigm shift by enabling engineers to postpone the design or the fabrication of production casting tooling until after the designed part has been functionally tested. This ability, in addition to expediting the design verification and testing, enables manufacturers to save time and money by designing the production casting tools, which are required for large production runs, once and most likely correctly on the first attempt. The DSPC System can be also used to produce the production tooling (usually made of steel), required to cast the parts in larger production runs. To capitalize on this advantage, the Company plans to form a network of rapid response production facilities owned either by the Company or by licensed third parties when sufficient capital is available. This network will operate under the trade name Parts Now-Registered Trademark- service. These facilities will include DSPC production facilities and foundries with in-house machine shops. The Company intends to establish itself as a leading manufacturer of cast metal parts by providing a seamless transition from CAD file to finished part.

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

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1997, and the three and six months ended September 30, 1997 and 1996 were as follows:


                                       Three Months
                                          Ended            Three Months Ended             Six Months Ended
                                         June 30,             September 30,                 September 30,
                                         --------             -------------                 -------------
                                           1997            1997           1996           1997          1996
                                           ----            ----           ----           ----          ----
Parts Now-Registered Trademark-        $   368,000     $   118,000     $ 379,000     $   486,000     $   467,000
DSPC-Registered Trademark- production      550,000         612,000        62,000       1,162,000         190,000
Production parts                           218,000         229,000       309,000         447,000         600,000
DSPC-Registered Trademark- technology       97,000         305,000            --         402,000          36,000
                                       -----------     -----------     ---------     -----------     -----------
   Total revenues                      $ 1,233,000     $ 1,264,000     $ 750,000     $ 2,497,000     $ 1,293,000
                                       -----------     -----------     ---------     -----------     -----------

Revenues for the quarter ended September 30, 1997, were $1,264,000, an increase of 69% compared to $750,000 in the quarter ended September 30, 1996.
 Compared to the comparable period a year ago, combined revenues for Parts Now and DSPC increased $289,000, or 66% reflecting increased acceptance of the Company's core business in the market place. During the past twelve months the Company experienced high fluctuations within its core business, Parts Now and DSPC production. During the past twelve months the Company experienced fluctuations within its Parts Now and DSPC product lines. Since the Company cannot forecast whether or not DSPC business will result in Parts Now production orders, revenue fluctuations will continue within the core business.

Production parts (Altop) revenues increased from $218,000 for the three months ended June 30, 1997, to $229,000 for the quarter ended September 30, 1997. The Company continues to de-emphasize conventional castings, a low profit margin business segment unrelated to Parts Now business strategy.
DSPC technologies' revenues increased from $97,000 for the quarter ended June 30, 1997, to $305,000 for the quarter ended September 30, 1997. This increase was the result of a $250,000 machine sale.

Gross profit for the three and six months ended September 30, 1997, was $374,000 and $727,000, respectively, as compared to $254,000 and $330,000 for the three and six months ended September 30, 1996. The change represented an increase of $120,000 or 47 percent for the three months ended September 30, 1997, and an increase of $397,000 or 120 percent for the six months ended September 30, 1997. Gross margin as a percentage of revenues decreased to 30 from 34 percent for the three month periods ending September 30, 1997, and 1996, respectively; gross margin as a percentage of revenues increased to 29 from 26 percent for the six months ended September 30, 1997 and 1996, respectively.

Research and development expenses were $256,000 and $259,000 for the quarters ended September 30, 1997 and 1996, respectively. For the six months ended September 30, 1997 and 1996, research and development expenses were $519,000 and $543,000, respectively. The Company intends to continue development of the DSPC technology and its applications as a key to its business strategy.

Selling expenses decreased to $129,000 for the quarter ended September 30, 1997, from $171,000 for the quarter ended September 30, 1996. For the six months ended September 30, 1997 and 1996, selling expenses deceased to $265,000 from $350,000. The decrease in selling expenses was the result of the consolidation of Altop's and Soligen's sales departments.

General and administrative expenses increased to $302,000 for the quarter ended September 30, 1997 from $235,000 for the quarter ended September 30, 1996. General and administrative expenses increased to $512,000 for the six months ended September 30, 1997 from $496,000 for the six months ended September 30, 1996. The increase in $67,000 of expenses during the quarter ended September 30, 1997, compared to the similar period in 1996 is principally due to non-recurring expenses associated with entering into the agreement with a commercial lender for a revolving line of credit.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS 123, non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $39,000 and $78,000, respectively, in the quarter and six months ended September 30, 1997, and expects to recognize approximately $156,000 non-cash compensation expense during fiscal 1998.

CASH AND SOURCES OF LIQUIDITY

As of September 30, 1997, the Company had $938,000 in cash and accounts receivable, a decrease from $1,229,000 at March 31, 1997. At September 30, 1997, the Company reported working capital of $235,000 compared to working capital of $445,000 at March 31, 1997. The decrease in working capital from March 31, 1997 to September 30, 1997, was due primarily to $323,000 in net cash used for operations that was partially offset by $282,000 exercise of warrants and sale of common stock.

In August 1997, the Company entered into an agreement with a commercial lender for an up to $1,000,000 revolving line of credit, collateralized by receivable, inventory and fixed assets. The credit facility provides for the advance rate of 75% of eligible accounts receivable.

The Company requires significant funds to continue operations The Company believes the current cash will only be sufficient to meet its working capital and capital expenditures requirements through December 31, 1997. The Company is actively seeking to raise additional funds; however, there can be no assurance to the success of these efforts.

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

A-RPM LAWSUIT AND COUNTERCLAIM

On June 30, 1994, Altop, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets of A-RPM Corporation, an aluminum foundry and machine shop located in Santa Ana, California. The assets were acquired pursuant to an Asset Purchase Agreement between Altop, A-RPM, the Company and Leland K. and Nancy B. Lowry, the sole shareholders of A-RPM. As payment for the assets, Altop delivered an initial cash payment in the amount of $100,000 and three promissory notes in the total principal amount of $220,000. Altop also assumed certain liabilities of A-RPM and agreed to deliver an additional payment of up to $100,000 contingent upon determination of certain net asset values according to a formula set forth in the Asset Purchase Agreement. Altop also entered into an Employment Agreement with Leland K. Lowry.

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

The Company and Altop intend to vigorously defend against the allegations of the cross-complaint and to vigorously pursue recovery against A-RPM and the Lowrys. Pending resolution of this dispute, the Company has provided for a $305,000 liability in its consolidated financial statements. A trial date, set for October 27, 1997, was postponed and rescheduled for December 15, 1997.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 1997, the Company held its 1997 Annual Meeting of Shareholders, at which the following actions were taken:

1. The Shareholders elected the five nominees for Director to the Board of Directors of the Company. The five Directors elected were Yehoram Uziel, Mark W. Dowley, Kenneth T. Friedman, Patrick J. Lavelle and Darryl J. Yea (22,784,887, 22,800,125, 22,798,825, 22,746,975 and 22,792,725 shares were voted affirmatively and 150,697, 135,459, 136,759, 188,609 and
    142,859 shares abstained from voting for each of the nominees named, respectively).

2. The Shareholders approved an amendment to the Company's 1993 Stock Option Plan to increase the aggregate number of shares of common stock that may be issued thereunder from 3,500,000 to 5,000,000 (18,690,373 shares voted affirmatively, 438,064 shares voted negatively and 60,954 shares abstained from voting on this proposal).

3. The Shareholders ratified the selection of Arthur Anderson LLP as independent public accountants of the Company for the fiscal year ended March 31, 1998 (22,865,300 shares were voted affirmatively, 37,865 shares voted negatively and 32,419 shares abstained from voting on this proposal).


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

       11.1 Computation of Net Loss Per Share

(b)  REPORTS ON FORM 8-K

       None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                SOLIGEN TECHNOLOGIES, INC.


Date:  November 12, 1997        By:  /s/ Yehoram Uziel
                                    ----------------------------------
                                     Yehoram Uziel
                                     President, CEO and Chairman of the Board
                                     (Principal executive officer)


Date:  November 12, 1997        By:  /s/ Robert Kassel
                                    ----------------------------------
                                     Robert Kassel
                                     Chief Financial Officer
                                     (Principal financial officer)