Form 10QSB/A
period 1997-09-30
SOLIGEN TECHNOLOGIES INC
filed 1997-11-17
CIK 916460

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                  -----------------

                                    FORM 10-QSB/A


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

                                SOLIGEN TECHNOLOGIES, INC.


Date:  November 17, 1997        By:  /s/ Yehoram Uziel
                                    ----------------------------------
                                     Yehoram Uziel
                                     President, CEO and Chairman of the Board
                                     (Principal executive officer)


Date:  November 17, 1997        By:  /s/ Robert Kassel
                                    ----------------------------------
                                     Robert Kassel
                                     Chief Financial Officer
                                     (Principal financial officer)