Form 10QSB
period 1997-12-31
SOLIGEN TECHNOLOGIES INC
filed 1998-02-13
CIK 916460

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                 _________________

                                    FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

Number of shares of issuer's common stock outstanding as of February 3, 1998:
32,682,338


    Transitional Small Business Disclosure Format:   Yes  [  ]   No  [X]

                             SOLIGEN TECHNOLOGIES, INC.
                                    FORM 10-QSB

                                 TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----

PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 1997
          and March 31, 1997 .................................................   3

          Consolidated Statements of Operations for the three and nine months
          ended December 31, 1997 and 1996 ...................................   4

          Consolidated Statements of Cash Flows for the nine months ended
          December 31, 1997 and 1996 ..........................................  5

          Notes to Consolidated Financial Statements .........................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................   8

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...................................................  12

Item 2.   Changes in Securities and Use of Proceeds...........................  13

Item 6.   Exhibits and Reports on Form 8-K....................................  14

          Signatures .........................................................  15


PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS



                                                            DECEMBER 31,         MARCH 31,
                                                               1997                1997
                                                            ------------        -----------
                                                            (UNAUDITED)
                                 ASSETS
Current assets:
  Cash                                                      $  529,000          $  506,000
  Accounts receivable                                          647,000             723,000
  Inventories                                                  135,000             160,000
  Prepaid expenses                                              56,000              49,000
                                                            ----------          ----------
          Total current assets                               1,367,000           1,438,000
Property, plant and equipment                                2,128,000           2,112,000
  Less allowance for depreciation and amortization           1,225,000           1,004,000
                                                            ----------          ----------
          Net property, plant and equipment                    903,000           1,108,000
Other assets                                                    40,000              34,000
                                                            ----------          ----------
          TOTAL ASSETS                                      $2,310,000          $2,580,000
                                                            ----------          ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $  393,000          $  360,000
  Trade accounts payable                                       410,000             251,000
  Payroll and related expenses                                 151,000             146,000
  Accrued expenses                                             109,000             105,000
  Deferred revenue                                             169,000             131,000
                                                            ----------          ----------
          Total current liabilities                          1,232,000             993,000
Notes payable, net of current portion                           50,000             100,000
Stockholders' equity:
  Common stock, no par value:
    Authorized -- 50,000,000 shares;
    Issued and outstanding: 32,682,338 at December 31
    and 31,434,283 at March 31                              10,185,000           9,776,000
Accumulated deficit                                         (9,157,000)         (8,289,000)
                                                            ----------          ----------
          TOTAL STOCKHOLDERS' EQUITY                         1,028,000           1,487,000
                                                            ----------          ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,310,000          $2,580,000
                                                            ----------          ----------


   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    DECEMBER 31,                         DECEMBER 31,
                                                            ------------------------------       -------------------------------
                                                               1997                1996              1997                 1996
                                                            ----------          ----------        ----------         ------------
REVENUES                                                    $1,188,000          $1,334,000        $3,685,000         $ 2,627,000
                                                            ----------          ----------        ----------         -----------
COST OF REVENUES                                               818,000             654,000         2,588,000           1,617,000
                                                            ----------          ----------        ----------         -----------
      Gross profit                                             370,000             680,000         1,097,000           1,010,000
                                                            ----------          ----------        ----------         -----------
OPERATING EXPENSES:
  Research and development                                     261,000             260,000           780,000             803,000
  Selling                                                      143,000             171,000           408,000             521,000
  General and administrative                                   278,000             264,000           790,000             760,000
  Non-cash compensation                                         39,000                  --           117,000                  --
                                                            ----------          ----------        ----------         -----------
      Total operating expenses                                 721,000             695,000         2,095,000           2,084,000
                                                            ----------          ----------        ----------         -----------
      Loss from operations                                    (351,000)            (15,000)         (998,000)         (1,074,000)
OTHER INCOME (EXPENSE):
  Interest income                                                   --               4,000             2,000              15,000
  Interest expense                                              (8,000)            (15,000)          (23,000)           (282,000)
  Other income                                                 152,000                  --           152,000             103,000
                                                            ----------          ----------        ----------         -----------
      Total other income (expense)                             144,000             (11,000)          131,000            (164,000)
                                                            ----------          ----------        ----------         -----------
      LOSS BEFORE PROVISION FOR
           INCOME TAXES                                       (207,000)            (26,000)         (867,000)         (1,238,000)
Provision for state income taxes                                    --               3,000             1,000               3,000
                                                            ----------          ----------        ----------         -----------
      NET LOSS                                              $ (207,000)         $  (29,000)       $ (868,000)        $(1,241,000)
                                                            ----------          ----------        ----------         -----------
      BASIC AND DILUTIVE
           LOSS PER SHARE                                   $    (0.01)         $    (0.00)       $    (0.03)        $     (0.04)
                                                            ----------          ----------        ----------         -----------



   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                      DECEMBER 31,
                                                             -----------------------------
                                                                1997              1996
                                                             ----------       ------------

Cash flows from operating activities
  Net loss                                                   $(868,000)        $(1,241,000)
    Depreciation and amortization                              293,000             285,000
    Non-cash interest expense on convertible debt                   --             250,000
    Non cash compensation expense                              117,000                  --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                76,000            (542,000)
      (Increase) decrease in inventories                        63,000             (22,000)
      (Increase) decrease in prepaid expenses                   (7,000)             16,000
      Increase (decrease) in trade accounts payable            159,000            (230,000)
      Increase (decrease) in payroll and related expenses        5,000             (38,000)
      Increase in accrued expenses                               4,000               2,000
      Increase in deferred revenues                             38,000             273,000
      (Increase) decrease in other assets                       (6,000)              9,000
                                                             ---------         -----------
      Net cash used for operating activities                  (126,000)         (1,238,000)
                                                             ---------         -----------
Cash flows from investing activities:
  Additions in property, plant and equipment                  (126,000)           (146,000)
                                                             ---------         -----------
      Net cash used for investing activities                  (126,000)           (146,000)
                                                             ---------         -----------
Cash flows from financing activities:
  Principal payments under capital lease obligations           (27,000)            (50,000)
  Payments on notes payable                                     (4,000)                 --
  Proceeds from issuance of notes payable                      220,000                  --
  Cancellation of notes payable to former owners of A-RPM     (205,000)                 --
  Convertible debentures, net of issuance costs                     --             666,000
  Exercise of warrants and sale of common stock                291,000                  --
                                                             ---------         -----------
      Net cash provided by financing activities                275,000             616,000
                                                             ---------         -----------
Net increase (decrease) in cash                                 23,000            (768,000)

      Beginning of period                                      506,000           1,189,000
                                                             ---------         -----------
      End of period                                          $ 529,000          $  421,000
                                                             ---------         -----------


     The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three and nine-month periods ended December 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1997, is derived from Soligen Technologies, Inc's 1997 Form 10-KSB and 1997 Form 10-KSB/A-1. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Form 10-KSB and 1997 Form 10-KSB/A-1.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                                        DECEMBER 31 1997
                                                        ----------------
               Raw materials                                $ 84,000
               Work in process                                35,000
               Finished goods                                 16,000
                                                            ---------
               Total inventory                               $135,000
                                                            ---------

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following at December 31, 1997

Notes payable to former owners of A-RPM,                    $100,000
(see Part II, Item 1)

Other notes due through 1998                                 222,000

Capital leases                                               121,000
                                                            --------
Total capital leases and notes payable                       443,000

Less current portion                                        (393,000)
                                                            --------
Long term portion                                          $  50,000
                                                            --------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISKS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, AMONG OTHERS (i) CUSTOMER ACCEPTANCE OF THE COMPANY'S "ONE STOP SHOP" PARTS NOW PROGRAM; AND (ii) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING REQUIRED TO SUPPORT ITS CONTINUING OPERATIONS AND PROJECTED REVENUE GROWTH. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. IN VIEW OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB WILL IN FACT TRANSPIRE.

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Quarterly Report.

OVERVIEW

The Company has developed a proprietary technology known as Direct Shell Production Casting ("DSPC-Registered Trademark-"). This technology is embodied in the Company's DSPC 300 System (the "DSPC System"), which produces ceramic casting molds directly from Computer Aided Design ("CAD") files. These ceramic molds are used to cast metal parts, which conform to the CAD design. This unique capability distinguishes the DSPC System from rapid prototyping technologies, which are characterized by the ability to produce non-functional, three-dimensional representations of parts from CAD files.

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

The Company is completing its transition from a development stage company towards its goal of being a manufacturing / service company with continuing revenues from operations. The Company operates four major revenue-generating profit centers:

 1. PARTS NOW CENTER ("PARTS NOW"): Oversees the "one stop shop" production services from receipt of the customer's CAD file through production. Parts Now is responsible for any contract which requires a combination of the DSPC production center and conventional casting and CNC machining expertise. It consists of program managers who oversee the transition from CAD to first article, to tooling, to conventional casting and later to mass production. The Parts Now Center acquires services from the DSPC Production Center and the conventional casting and machining center at cost.

 2. DSPC PRODUCTION CENTER: Revenues result from the production and sale of first article and short run quantities of cast metal parts made directly from the customer's CAD file. This center also provides DSPC parts and tool making services to the Parts Now Center. These services are charged to Parts Now at cost. Revenues for this product line were initiated in the quarter ended March 31, 1995.

 3. CONVENTIONAL CASTING CENTER ("PRODUCTION PARTS"): Revenues result from the production and sale of production quantities of cast and machined aluminum parts for industrial customers. The Company began generating revenues in this area through Altop, its aluminum foundry and machine shop, in July 1994. This center is limited to conventional casting of aluminum parts that do not utilize DSPC made tooling.

 4. DSPC TECHNOLOGY CENTER: Revenues result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein Soligen provides technological expertise.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1997, and the three and nine months ended December 31, 1997 and 1996 were as follows:

                                                THREE MONTHS
                                                   ENDED                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                DECEMBER 31,                      DECEMBER 31,
                                                -------------        ---------------------------       ----------------------------
                                                   1997                1997             1996              1997             1996
                                                 ----------          ----------        ---------       ----------       -----------
Parts Now-Registered Trademark-                  $  118,000          $  400,000        $  690,000      $  886,000       $1,157,000
DSPC-Registered Trademark- production               612,000             529,000           282,000       1,691,000          472,000
Production parts                                    229,000             188,000           235,000         635,000          835,000
DSPC-Registered Trademark- technology               305,000              71,000           127,000         473,000          163,000
                                                 ----------          ----------        ----------      ----------
     Total revenues                              $1,264,000          $1,188,000        $1,334,000      $3,685,000       $2,627,000
                                                 ----------          ----------        ----------      ----------



Parts Now and DSPC combined revenues increased 27% from $730,000 in the second quarter ended September 30, 1997 to $929,000 in the third quarter ended December 31, 1997. Compared to the comparable period a year ago, DSPC revenues increased 88% from $282,000 to $529,000. Parts Now revenues declined 42% from $690,000 in the third quarter of fiscal 1997 to $400,000 in the third quarter of fiscal 1998. The decline is a result of a positive change in the nature of the new Parts Now programs which are spread over a longer time period. Despite the growing interest in Parts Now programs, which resulted in an increase in number and dollar value of Parts Now programs booked, the immediate effect on the revenues of Parts Now programs was a decrease in revenues in the quarter ended December 31, 1997. Consequently, combined revenues for Parts Now and DSPC in the third quarter of fiscal 1998 decreased by $43,000 or 4% over the similar period last year. The backlog at the end of the third and fourth quarters of fiscal 1997 for the Parts Now programs was less than 90 days while the backlog for the Parts Now programs at the end of the third quarter of fiscal 1998 is spread over several quarters. Management is encouraged by the increase in DSPC revenues and believes the increase in the duration of Parts Now programs should result in reduced volatility in the Parts Now programs product line.

Production parts revenues decreased from $229,000 for the quarter ended September 30, 1997 to $188,000 or 18% for the quarter ended December 31, 1997. Production parts revenues decreased to $188,000 for the three months ended December 31, 1997 from $235,000 or 20% for the similar period ended December 31, 1996. In addition, production parts revenues decreased to $635,000 for the nine months ended December 31, 1997 from $835,000 or 24% for the similar period last year. The Company continues to de-emphasize conventional castings and gradually replace them with Parts Now programs.
The Company believes that this transition enables it to replace lower profit margin business segments, unrelated to Parts Now business strategy, with Parts Now programs.

DSPC technology's revenues decreased to $71,000 from $305,000 for the quarters ended December 31, 1997 and September 30, 1997, respectively. DSPC technology revenues deceased to $71,000 from $127,000 for the quarters ended December 31, 1997 and 1996, respectively, and increased to $473,000 from $163,000 for the nine months ended December 31, 1997 and 1996, respectively. The period ended September 30, 1997 included a $250,000 machine sale as previously noted. This sale of a DSPC machine is an unusual event and is a part of the Company's support of MIT's licensees. Future sales of machines to other MIT licensees will depend on the development of their business.

The Company's revenues for the third quarter ended December 31, 1997, were $1,188,000, a decrease of 11% compared to $1,334,000 in the quarter ended December 31, 1996. Revenues for the quarter ended September 30, 1997 included a $250,000 machine sale; excluding this machine sale, revenues increased from $1,014,000 to $1,188,000 or 17% for the quarter ended December 31, 1997. This machine sale was to another licensee of MIT's technology for a non-competing field of use. Total revenues for the nine months ended December 31, 1997 were $3,685,000, an increase of 40% compared to $2,627,000 for the nine months ended December 31, 1996. Combined revenues for Parts Now and DSPC for the nine months ended December 31, 1997 increased to $2,577,000 from $1,629,000 or 58% over the nine months ended December 31, 1996.

Gross profit for the three and nine months ended December 31, 1997, was $370,000 and $1,097,000, respectively, as compared to $680,000 and $1,010,000 for the three and nine months ended December 31, 1996. Beginning in the first quarter ended June 30, 1997 and continuing through the third quarter ended December 31, 1997, the Company has made and continues to make investments in programs leading to the manufacture of production tooling.
The manufacture of production tooling is critical to the Company's business strategy although in the short term it has a negative impact on gross margins. In the third quarter of fiscal 1997 margins were high as a result of parts and tooling shipped in the same quarter The launch of a Parts Now program involves the creation of production tooling by DSPC. Production tooling is a new application for DSPC and its launch requires more resources at this stage. The main advantage of Parts Now programs is in the ability to commence production rapidly. The margins on the Parts Now program product are higher than conventional foundry margins. For the nine months ended December 31, 1997, gross profits increased by $87,000 or 9% over the similar period of the previous year. Consequently, gross margin as a percentage of revenues decreased to 31 from 51 percent for the three-month periods ending December 31, 1997, and 1996, respectively, and decreased to 30 from 38 percent for the nine months ended December 31, 1997 and 1996, respectively.

Research and development expenses were $261,000 and $260,000 for the quarters ended December 31, 1997 and 1996, respectively. For the nine months ended December 31, 1997 and 1996, research and development expenses were $780,000 or 21% of revenues and $803,000 or 31% of revenues, respectively. The Company intends to continue development of the DSPC technology and its applications as key to its business strategy.

Selling expenses decreased to $143,000 for the quarter ended December 31, 1997, from $171,000 for the quarter ended December 31, 1996. For the nine months ended December 31, 1997 and 1996, selling expenses deceased to $408,000 from $521,000, respectively. The decrease in selling expenses was the result of the consolidation of Altop's and Soligen's sales departments.

General and administrative expenses increased to $278,000 for the quarter ended December 31, 1997 from $264,000 for the quarter ended December 31, 1996. General and administrative expenses increased to $790,000 for the nine months ended December 31, 1997 from $760,000 for the nine months ended December 31, 1996.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS 123, non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $39,000 and $117,000, respectively, in the quarter and nine months ended December 31, 1997, and expects to recognize a total of approximately $156,000 non-cash compensation expense during fiscal 1998.

On December 15, 1997, the Company settled its lawsuit and counterclaim with A-RPM and recognized $152,000 other income in the quarter ended December 31, 1997. The other income is a result of the Company reversing notes payable, net of accrued interest and legal expenses. (see Part II, Item 1).

CASH AND SOURCES OF LIQUIDITY

As of December 31, 1997, the Company had $1,176,000 in cash and accounts receivable, a decrease of $53,000 from $1,229,000 at March 31, 1997. At December 31, 1997, the Company reported working capital of $135,000 compared to working capital of $445,000 at March 31, 1997.

In August 1997, the Company entered into an agreement with a commercial lender for an up to $1 million revolving line of credit, collateralized by receivable, inventory and fixed assets. The credit facility provides for the advance rate of 75% of eligible accounts receivable.

The Company requires significant funds to continue operations. The Company believes the net proceeds of notes payable issued in December 1997, current cash and its revolving line of credit will be sufficient to meet its working capital and capital expenditures requirements through April 30, 1998. The Company is actively seeking to raise additional funds; however, there can be no assurance to the success of these efforts.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A-RPM LAWSUIT AND COUNTERCLAIM SETTLEMENT

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

On March 22, 1995, the Company and Altop commenced an action against A-RPM and the Lowrys in the Superior Court for Orange County, California. The complaint in this action seeks damages for breach of the Asset Purchase Agreement, fraud, and negligent misrepresentation. Pending resolution of this dispute, the Company provided for a $305,000 liability in its consolidated financial statements.

A Settlement Agreement and Mutual General Release was executed on December 15, 1997, in which Altop, Inc. and the Company agreed to pay to Leland K. and Nancy B. Lowry the sum of $100,000, without interest, according to the following schedule:

          January 1, 1998                                    $  20,000
          February 1, 1998 through October 1, 1998           $   8,500 per month
          November 1, 1998                                       3,500


All of the parties settled all known disputes and resolved the claims to the above referenced actions. To secure the payment obligation, Altop and the Company executed a Stipulated Judgment in the Superior Court for Orange County, California on December 15, 1997.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In December 1997, the Company's Board of Directors approved a short-term debt and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for
a cumulative total of 520,000 shares of the Company's common stock).   The
warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were private investors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.  The following exhibits are filed as part of this report:


    NUMBER            DESCRIPTION
   -------        --------------------
     2.1          Share Exchange Agreement and Amendments  (1)
     2.2          MIT Share Acquisition Agreement  (1)
     2.3          Escrow Agreement  (1)
     2.4          Pooling Agreement  (1)
     3.1          Articles of Incorporation of Soligen Technologies, Inc.  (1)
     3.2          Bylaws of Soligen Technologies, Inc.  (1)
     3.3          First Amendment to Bylaws  (3)
     4.1          Modification Agreement (Pooling)  (6)
     4.2          Subscription Agreement for Private Placement  (5)
     4.3          Subscription Agreement for Private Placement  (5)
     4.4          Subscription Agreement for Private Placement  (2)
     4.5          Common Stock Purchase Warrant Agreement
    11.1          Computation of Net Loss Per Share
    27.           Financial Data Schedule


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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   SOLIGEN TECHNOLOGIES, INC.


Date:  February 13, 1998           By:  /s/ Yehoram Uziel
                                       ---------------------------------------
                                       Yehoram Uziel
                                       President, CEO and Chairman of the Board
                                       (Principal executive officer)



Date:  February 13, 1998           By:  /s/ Robert Kassel
                                       ---------------------------------------
                                       Robert Kassel
                                       Chief Financial Officer
                                       (Principal financial officer)