Form 10KSB
period 1998-03-31
SOLIGEN TECHNOLOGIES INC
filed 1998-06-26
CIK 916460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                        ----------------------------------

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

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

         Securities registered under Section 12(b) of the Exchange Act:
                ---------------------------------------------

          Title of each class                     Name of each exchange on which registered

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended March 31, 1998 were $5,465,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of June 15,1998 was approximately $16,319,000.

         As of June 12, 1998, there were 32,682,338 shares of common stock, no par value, outstanding.

         The index to exhibits appears on page 18 of this document.

                ---------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of its Proxy Statement for the 1998 Annual Meeting of Shareholders.

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-KSB

                        For the Year Ended March 31, 1998

                                Table of Contents

                                                                                                           Page
                                                                                                           ----
Part I

    Item 1.       Description of Business..................................................................   1

    Item 2.       Description of Properties................................................................   10

    Item 3.       Legal Proceedings........................................................................   10

    Item 4.       Submission of Matters to a Vote of Security Holders .....................................   10

Part II

    Item 5.       Market for Common Equity and Related Stockholder Matters ................................   11

    Item 6.       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................................   11

    Item 7.       Financial Statements.....................................................................   17

    Item 8.       Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure............................................................   17

Part III

    Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act ..................................   17

    Item 10.      Executive Compensation...................................................................   17

    Item 11.      Security Ownership of Certain Beneficial Owners and Management ..........................   17

    Item 12.      Certain Relationships and Related Transactions ..........................................   17

    Item 13.      Exhibits and Reports on Form 8-K ........................................................   18

Signatures.................................................................................................   38


                                     PART I

Item 1.  Description of Business

Business Development

The following discussion contains certain forward-looking statements. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Associated Risks."

The Company is a Wyoming corporation that was organized in 1993. The Company's wholly-owned subsidiary, Soligen, Inc. ("Soligen"), is a Delaware corporation that was organized in 1991 and commenced operations in 1992. The Company is the successor to an inactive British Columbia corporation organized in 1988 under the name Pars Resources, Ltd., which name was subsequently changed to WDF Capital Corp. In connection with its reincorporation in Wyoming in 1993, the Company changed its name to Soligen Technologies, Inc. The Company's principal executive office is located at 19408 Londelius Street, Northridge, California 91324, telephone (818) 718-1221. References to the Company include Soligen Technologies, Inc., and its subsidiaries and predecessors unless the context indicates otherwise.

The Company has now completed its transition from a development stage to that of a revenue generating company. Although fiscal 1998 revenues increased considerably over the prior year, the Company continues to need to raise additional capital in order to fund future expansion and operations. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity."


Business of Company

The Company has developed a proprietary technology known as Direct Shell Production Casting ("DSPC-Registered Trademark-"). This technology is embodied in the Company's DSPC 300 System (the "DSPC System"), which produces ceramic casting molds directly from Computer Aided Design ("CAD") files. These ceramic molds are used to cast metal parts which conform to the CAD design. This unique capability distinguishes the DSPC System from rapid prototyping technologies which are characterized by the ability to produce non-functional, three-dimensional representations of parts from CAD files. The Company's DSPC System is based upon proprietary technology developed by the Company and certain patent and other proprietary rights licensed to Soligen, a wholly-owned subsidiary of the Company, by the Massachusetts Institute of Technology ("MIT") pursuant to a license agreement (the "License") dated October 18, 1991, as amended. Pursuant to the License, MIT granted Soligen an exclusive, world-wide license until October 1, 2006 to develop, manufacture, market and sell products utilizing certain technology and processes for the production of ceramic casting molds for casting metal parts. The license continues on a non-exclusive basis thereafter until the expiration of the last patent relating to the licensed technology. The exclusive period may be extended by mutual agreement of both parties.

The Company believes that the rapid mold production capabilities of the DSPC System provide a substantial competitive advantage over existing producers of cast metal parts. Use of the DSPC System eliminates the need to produce tooling (patterns and core boxes) for limited runs of metal parts, thereby reducing both the time and the labor otherwise required to produce ceramic casting molds for casting the metal parts. It provides for a paradigm shift by enabling engineers to postpone the design or the fabrication of production casting tooling until after the designed part has been functionally tested. This ability, in addition to expediting the design verification and testing, enables manufacturers to save time and money by designing the production casting tools, which are required for large production runs, with very little chance for error, on the first attempt. The DSPC System can also be used to produce the production tooling (usually made of steel), required to cast the parts in larger production runs. To capitalize on this advantage, the Company plans to form a network of rapid response production facilities owned either by the Company or by licensed third parties. This network will operate under the trade name Parts Now-Registered Trademark- service. These facilities will include DSPC production facilities and foundries with in-house machine shops. The Company intends to establish itself as a leading manufacturer of cast metal parts by providing a seamless transition from CAD file to finished part.

The Company's first rapid response production facility consists of an aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company's headquarters in Northridge, California. At the DSPC production facility, the Company uses CAD files obtained from customers to produce ceramic molds. Metal is then cast into the ceramic molds at a foundry to yield metal parts identical to the customer's CAD files. The parts are cast either at the Company's aluminum foundry, or at other foundries. The customer is free to experiment with different designs or alloys. To better and more quickly service its customers, the Company has established a Parts Now on-line service on the Company's dedicated computerized bulletin board and an interactive Web site (www.partsnow.com) on the Internet. The customer's CAD file can be transmitted by modem, Internet or delivery of a standard disk or tape.

Core Technology

DSPC is based on Three Dimensional Printing ("3DP-TM-"), a technology invented at the Massachusetts Institute of Technology in Cambridge, Massachusetts. 3DP automatically generates solid objects directly from CAD. files by selectively bonding together particles of powdered material with a liquid binder.

By using ceramic materials similar to those traditionally used for high precision castings, 3DP technology can be applied to directly fabricate a ceramic casting mold, or "shell." This process is known as Direct Shell Production Casting.

Direct Shell Production Casting System

Soligen's Direct Shell Production Casting system is a computer-controlled system that generates ceramic casting molds. The geometry of the ceramic casting mold is generated from the CAD file of the part.

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

The binder bonds the powder particles together. Once a given layer is completed, the computerized model of the mold is sectioned again, and the cycle is repeated until all layers are formed. The unbound ceramic powder is removed, the ceramic mold fired, and the mold filled with molten metal. Once the metal has solidified, the mold is broken away, the gating system is removed, and the cast metal part is then finished (sanded, machined or sandblasted) and inspected.

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

Distribution

Sales and distribution activities for the Company are currently handled by management and staff at the Company's facilities in California and in regional sales offices in Tama, Iowa and Detroit, Michigan. The Iowa office directs the Company's sales and technical support requirements in the Midwest while the Michigan office concentrates principally in the Detroit area. The Company plans to open additional regional sales offices, initially in the USA and later, internationally. In certain territories which currently are not covered by the Company's sales staff, the Company employs independent manufacturer's representatives.

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

Current Status

In the first three years ending fiscal 1995, the Company focused its efforts on the commercialization of the DSPC equipment; this effort is now complete. During this development program, the Company sold and installed developmental DSPC machines as well as several commercial DSPC 300 machines. The Company continues to enhance the performance of the

DSPC machines. In January 1995, the Company established the first DSPC center at the Company's headquarters in Northridge, California. At present it operates one DSPC 300 machine and six DSPC 300G machines (a new version of the DSPC 300, on which development was completed during fiscal 1996). The Company plans to assemble an additional three DSPC 300G machines during fiscal 1999.

International

During fiscal 1997, Soligen entered the European market through the license of a DSPC machine with Centre De Transfert De Technologie Du Mans ("CTTM"). CTTM formed a consortium with several French companies including Renault, Peugeot, Snecma, Aerospatiale, Dassault and Thomson Electricite to launch the use of DSPC within the consortium. CTTM, which has a long and positive history of commercializing new manufacturing technologies in France, started marketing the unique capabilities of DSPC technologies in France. The parties plan to upgrade the DSPC center to a Parts Now center i.e., a full manufacturing center. The planned upgrade would include additional DSPC machines as well as other additional investments.

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

Metal part designers are heavily constrained by conventional casting methods, due to long lead times and high costs of production tools (patterns and core boxes). The main constraint is the need to first produce patterns, or production tooling, prior to creating a first article part. Any design change is a multi-step process that requires modifying or often redoing the tooling, an expensive and time consuming process that increases the probability of making mistakes; therefore, the key to competitiveness in the parts production market is the ability to create the production tooling (patterns, molds or dies) quickly and cost effectively. One way to accomplish quick and cost effective tooling is to utilize methods that will make the production tooling once and correctly on the first attempt. However, since casting requires tooling even for making a single mold (and therefore casting a single part), several design cycles, including patterns and core box fabrication cycles, need to take place prior to the stage when production tooling can be completed.

To shorten the time to market, and remain competitive in an environment of constant change and innovation, end users of metal parts such as the automotive, marine, and construction equipment industries and other mass producers, have started to implement concurrent engineering. In concurrent engineering, the mass producer is selected at the beginning of the program of designing a new product. At the same time as the design engineers are designing a new product and building and testing a prototype, manufacturing engineers, who are working closely with the selected vendor, are designing the prototype production tools (sometimes referred to as "soft tools") which are less expensive than production tools. The experience gained by using "soft tools" to manufacture prototype castings is also used to assist the design team in their efforts to lower the production cost of the part.

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

DSPC is loosely related but significantly different from another technology called rapid prototyping, pioneered several years ago by 3D Systems, Inc. of Valencia, California. Rapid prototyping allows the production of three-dimensional models or prototypes directly from CAD files. DSPC is similar to rapid prototyping in the sense that a solid object is produced directly from a computer-generated model. Such models could be used as patterns. However, with DSPC, ceramic casting molds with integral cores of virtually any shape are directly generated from CAD designs by a fast, automated process. These molds are then used to cast metal (such as aluminum or steel) functional parts. In the case of rapid prototyping, the end product is not a usable part, but a plastic, wax or paper model or pattern For metal casting, DSPC provides direct linkage from CAD to casting while rapid prototyping, at best, assists pattern making.

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

Certain industries, such as aerospace and capital equipment manufacturing, typically utilize medium scale production vendors. For certain customers in this category, especially for aerospace companies, certification of compliance with military and federal aerospace standards are required as a pre-requisite to become a vendor; this requirement represents a temporary barrier for competing with foundries who are already certified and approved as vendors to such companies. Currently the Company is limiting itself to producing non flight certified parts

For relatively small quantities (up to few thousand parts per year) the Company competes with CNC (computer numerical control) job shops, model makers and very small job shop foundries providing custom made parts and short production runs. These competitors must still create tools and patterns for small quantities of parts.

The Company believes it offers distinct advantages in all three market segments due to its ability to provide customers with a higher quality product in less time, at a lower cost.

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

Raw materials used in the DSPC process are generally available from several suppliers in the quantities needed. Multiple vendor sources for critical raw materials and supplies have been established. Additional potential vendor sources are being identified and qualified on an on-going basis.

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

Major Customers

During fiscal 1998, the Company established repeat business with companies of different sizes, in different industries and geographical areas. Among companies with whom the Company has established repeat business are Ford Motor Company, General Motors Corporation, Honda, Toyota, Harley Davidson Motor Company, Allied Signal, Inc., Navistar International Transportation Corporation, Caterpillar, Inc., Deere & Company, Mercury Marine, Inc., Allison Engine Turbine, Goulds Pump, Inc., Reda, Sulzer Turbo GmbH., Capstone Turbine Corporation, Qualcomm, Inc., JBL Professional, ITT Industries and Motorola, Inc. For the year ended March 31, 1998, the two largest customers represented 9% and 7% of revenues. See
Note 1 to the Financial Statements.

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

Soligen has met all the conditions to maintain its license and the exclusivity. For the rights, privileges and license granted under the License, Soligen pays royalties and fees to MIT until the License is terminated. The fees and royalties are as follows:

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

          - After the payment of $500,000 in "Running Royalties" for the sale of metal "End Products" made using "Licensed Products" and/or "License Processes," the royalty rate due for sale of metal "End Products" is reduced from 4.5% to 2.25%.

The term "3DP" is a trademark of MIT. The terms "DSPC" and "Parts Now" are trademarks of Soligen, registered in the U.S.

Research and Development Expenditures

During fiscal years ended March 31, 1996, 1997 and 1998, the Company expended $941,000, $1,108,000 and $1,016,000 respectively on research and development to enhance the Company's proprietary technology. Through the license from MIT, Soligen has also obtained the benefit of extensive research and development expenditures at MIT relating to the technology in Soligen's fields of use during these three fiscal years.

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

Employees

Soligen currently employs forty-four full time engineers, scientists, managers and staff. Soligen also employs eight temporary employees and three consultants. Soligen has agreements with three independent sales representatives. Soligen's employees are not covered by any collective bargaining agreement. The Company believes that relations with Soligen's employees are good.

Altop currently employs thirty full time employees. Altop's employees are not covered by any collective bargaining agreement. The Company believes that relations with Altop's employees are good.


Item 2.  Description of Properties

All of Soligen's manufacturing and administration activities are based in a 17,000 square foot facility in Northridge, California. Soligen leases this facility from an unrelated third party.

All of Altop's manufacturing and administration activities are based in a 20,000 square foot facility in Santa Ana, California. Altop leases this facility from an unrelated third party.


Item 3.  Legal Proceedings

As of the date of this report, the Company and its subsidiaries are not subject to any material legal proceedings. From time to time the Company becomes involved in routine legal proceedings incidental to its business.


Item 4.  Submission of Matters to a Vote of Securities Holders

None.

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


                           High sales price        Low sales price        High sales price       Low sales price
Fiscal quarter ended         ($ U.S.) (1)           ($ U.S.) (1)          ($ Canadian) (2)      ($ Canadian) (2)
------------------------ ---------------------  ---------------------- ----------------------- --------------------

Jun 30, 1996                     2.25                   0.63                    2.75                  0.85
Sep 30, 1996                     1.25                   0.63                    1.65                  1.08
Dec 31, 1996                     1.19                   0.50                    1.25                  0.65
Mar 31, 1997                     0.94                   0.50                    1.12                  0.76
Jun 30, 1997                     0.69                   0.38                    0.90                  0.50
Sep 30, 1997                     0.75                   0.31                    1.01                  0.49
Dec 31, 1997                     0.69                   0.31                    1.00                  0.45
Mar 31, 1998                     0.69                   0.25                    0.90                  0.48

         Sources for sales prices:
         (1)  American Stock Exchange.
         (2)  C. M. Oliver & Co. Ltd., Vancouver, British Columbia, Canada.

At June 18, 1998, the Company had 2,376 holders of record of its common stock and 32,682,338 shares outstanding.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking-Statements and Associated Risks

This Annual Report on Form 10-KSB contains certain forward-looking statements. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. including, among others (i) customer acceptance of the Company's "one stop shop" Parts Now program; (ii) the possible emergence of competing technologies; and (iii) the Company's ability to obtain additional financing required to support its projected revenue growth. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-KSB will in fact transpire.

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Annual Report.

Overview

As of March 31, 1998, the Company has completed its transition from a development stage company to its goal of being a manufacturing / service company with continuing revenues from operations. The Company operates four major revenue-generating profit centers:

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

Results of Operations

The results of operations discussed below are comprised of two sections, the first section compares fiscal 1998 to fiscal 1997 for all items noted on the Consolidated Statements of Operations contained in a separate section of this Annual Report on Form 10-KSB commencing on page 20. The second section discusses the growth in revenues and presents quarterly statements of operations for fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

Revenues

Revenues for the fiscal year ended March 31, 1998, were $5,465,000, an increase of 30% compared to $4,203,000 in the fiscal year ended March 31, 1997. For fiscal 1998, the Company's core business, DSPC and Parts Now, increased 59% to $4,019,000 from $2,534,000 in fiscal 1997. Conventional castings at Altop decreased by 20% to $925,000 in fiscal 1998 from $1,160,000 in fiscal 1997. The Company continues to transition at Altop from conventional castings to support its Parts Now business. DSPC technology revenues remained relatively constant increasing 2% to $521,000 in fiscal 1998 from $509,000 in fiscal 1997.

The Company's revenues for fiscal 1998 and fiscal 1997, classified by product lines, are as follows:


                                                           Fiscal          Fiscal
                                                            1998            1997

                   Parts Now-Registered Trademark-          $1,700,000   $1,848,000
                   DSPC-Registered Trademark- production     2,319,000      686,000
                   Production parts                            925,000    1,160,000
                   DSPC-Registered Trademark- technology       521,000      509,000
                                                            ----------   ----------

                        Total revenues                      $5,465,000   $4,203,000
                                                            ----------   ----------
                                                            ----------   ----------


Cost of Revenues

Cost of revenues as a percentage of total revenues in fiscal 1998 was 68% compared to 57% in fiscal 1997. During fiscal 1998, the Company made and continues to make investments in programs leading to the manufacture of production tooling which is critical to the Company's growth strategy although in the short term these programs have a negative effect on margins.

Research and Development Expenses

Research and development expenses decreased $92,000 or 8% to $1,016,000 in fiscal 1998 from $1,108,000 in fiscal 1997. The Company continued its high research and development expenditures so as to broaden its market penetration by enhancing the DSPC technology licensed from MIT.

Selling Expenses

Selling expenses decreased 22% to $586,000 in fiscal 1998 from $747,000 in fiscal 1997, resulting primarily from the consolidation of Altop's and Soligen's sales departments. Although direct selling expenses decreased, the Company continued to expand its marketing efforts through representatives and reselling organizations.

General and Administrative Expenses

General and administrative expenses increased only $67,000 to $1,085,000 in fiscal 1998 from $1,018,000 in fiscal 1997. The increase was due to small increases in several items dispite the 30% increase in revenues.

Non-Cash Compensation Expense

The Company issued stock options to non-employees in fiscal 1996 and, as a result expects to incur $617,000 non-cash compensation expense during a four year period of which $235,000 was recognized in fiscal 1997 and $156,000 in fiscal 1998.

Interest Expense

Interest expense decreased to $78,000 in fiscal 1998 from $325,000 in fiscal 1997. During fiscal 1998, the Company issued common stock purchase warrants in connection with a private placement loan to the Company and, according to SFAS 123, non-cash interest expense is to be recognized over the expected period of benefit. As a result of SFAS 1
23, the Company expects to incur $70,000 non cash interest expense during a six month period of which $35,000 is recognized in fiscal 1998. An additional $43,000 of interest was for other notes and leases.

During fiscal 1997, $250,000 non-cash interest expense and $11,000 cash interest expense was associated with the $750,000 convertible debenture financing completed in fiscal 1997. Also, in fiscal 1997, an additional $25,000 non-cash interest expense resulted from amortizing the value of warrants that were issued in the convertible debenture financing.

Other Income

During fiscal 1998, the Company recognized other income of $178,000, the major part of which was settling its lawsuit and counterclaim with A-RPM and reversing notes payable, net of accrued interest and legal expenses, in the amount of $152,000. During fiscal 1997, the Company amended its license agreement with MIT and recognized, in other income, $90,000 over accrual of royalty fees.

Net Loss

Net loss was reduced to $969,000 in fiscal 1998 as compared to $1,492,000 in fiscal 1997. Basic and diluted loss per share decreased to $0.03 in fiscal 1998 from a basic and diluted loss per share of $0.05 in fiscal 1997.


Fiscal 1998 Quarterly Statements of Operations

Revenues for the first quarter of fiscal 1998 were $1,233,000, remained essentially flat during the next two quarters and increased 44% to $1,780,000 by the fourth quarter of fiscal 1998. During the same period, the Parts Now and DSPC business segments increased 57% from $918,000 to

$1,442,000. The growth was attributed to revenues resulting from repeat business with major customers which derived from their utilizing DSPC for prototypes and subsequent short production runs. The Parts Now strategy continues to position the Company as an out-sourcing vendor for cast metal parts supplied as cast, machined and ready for assembly.

The following table sets forth results of operations by quarter and pro forma results after elimination of non-cash adjustments:


                                          Q1              Q2              Q3              Q4         Fiscal 1998
                                          --              --              --              --         -----------

Parts Now-Registered Trademark-        $   498,000    $   126,000    $   457,000    $   619,000    $ 1,700,000
DSPC-Registered Trademark- production      420,000        604,000        472,000        823,000      2,319,000
Production parts                           218,000        229,000        188,000        290,000        925,000
DSPC-Registered Trademark- technology       97,000        305,000         71,000         48,000        521,000
                                       -----------    -----------    -----------    -----------    -----------

Total revenues                           1,233,000      1,264,000      1,188,000      1,780,000      5,465,000
                                       -----------    -----------    -----------    -----------    -----------

Cost of revenues                           880,000        890,000        818,000      1,105,000      3,693,000
                                       -----------    -----------    -----------    -----------    -----------

Gross profit                               353,000        374,000        370,000        675,000      1,772,000
                                       -----------    -----------    -----------    -----------    -----------

Research & development                     263,000        256,000        261,000        236,000      1,016,000
Selling                                    136,000        129,000        143,000        178,000        586,000
General and administrative                 210,000        302,000        278,000        295,000      1,085,000
Non-cash compensation                       39,000         39,000         39,000         39,000        156,000
                                       -----------    -----------    -----------    -----------    -----------

Total expenses                             648,000        726,000        721,000        748,000      2,843,000
                                       -----------    -----------    -----------    -----------    -----------

Loss from operations                      (295,000)      (352,000)      (351,000)       (73,000)    (1,071,000)

Interest income                              1,000          1,000           --            1,000          3,000
Interest expense - cash                     (4,000)       (11,000)        (8,000)       (20,000)       (43,000)
Interest expense - non cash                   --             --             --          (35,000)       (35,000)
Other income                                  --             --          152,000         26,000        178,000
                                       -----------    -----------    -----------    -----------    -----------


Total other income (expense)                (3,000)       (10,000)       144,000        (28,000)       103,000
                                       -----------    -----------    -----------    -----------    -----------


Provision for state taxes                    1,000           --             --             --            1,000
                                       -----------    -----------    -----------    -----------    -----------

Net loss                               $  (299,000)   $  (362,000)   $  (207,000)   $  (101,000)   $  (969,000)
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

Non-cash adjustments included above:
  Non-cash compensation                     39,000         39,000         39,000         39,000        156,000
  Non-cash interest                            --             --             --          35,000         35,000
                                       -----------    -----------    -----------    -----------    -----------

Pro forma loss                         $  (260,000)   $  (323,000)   $  (168,000)   $   (27,000)   $  (778,000)
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

Sources of Liquidity

As of March 31, 1998, the Company had $1,473,000 in cash and accounts receivable, representing a increase of $244,000 as compared to $1,229,000 at March 31, 1997. Working capital decreased to $177,000 at March 31, 1998 from $445,000 at the end of March 31, 1997.

During the fiscal year ended March 31, 1998, cash used in operating activities was $581,000 compared to cash used in operating activities of $1,022,000 for the fiscal year ended March 31, 1997. The improvement in cash used in operating activities in fiscal 1998 was the result of the reduction in net loss to $969,000 as compared to $1,492,000 for the prior fiscal year. The improvement in fiscal 1998 included $35,000 non-cash interest and $156,000 non-cash compensation expenses compared to $275,000 non-cash interest and $235,000 non-cash compensation expenses in fiscal 1997. The decrease in cash used in operations for fiscal 1998 as compared to fiscal 1997 was also attributed to an increase in accounts payable and accrued expenses of $353,000 offset by an increase in accounts receivable of $592,000.

Net cash used in investing activities for capital expenditures was $133,000 in the fiscal year ended March 31, 1998, as compared to cash used in investing activities of $215,000 in the prior fiscal year.

Cash provided by the financing activities in fiscal year ended March 31, 1998, was $423,000 compared to cash provided in the prior fiscal year of $554,000. At June 30, 1997, the Company completed a tender offer to certain warrant holders to 1) exercise warrants at a reduced exercise price and/or 2) exchange warrants for common stock at prescribed ratios. The Company raised $227,000 through the exercise of warrants for common stock in this tender offer. In addition, the Company received proceeds of $45,000 from the sale of common stock to a director in August 1997 and issued $20,000 of common stock in June 1997 in settlement of litigation.

In December 1997, the Company received proceeds of $260,000 from the issuance of notes payable due and payable the earlier of the completion by the Company of an equity financing in an amount not less than $1,500,000 or June 12, 1998. On June 12, 1998, the Company extended the $260,000 notes payable under the same terms and conditions for an additional 45 days. On April 24, 1998, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement providing for the private placement of up to 3,000 shares of a newly authorized series of preferred stock. The Company received gross proceeds thus far of $800,000 from the sale of 1,600 shares of Preferred Stock to two private investors.

During fiscal year 1997, the Company raised net proceeds of $635,000 through the issuance of 6% convertible debentures, all of which were converted to common stock. In August 1997, the Company entered into a revolving line of credit arrangement with a commercial lender permitting borrowings up $1,000,000, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for the advance rate of 75% of eligible accounts receivable. As of March 31, 1998, $146,000 was being utilized under the revolving line of credit.

The Company requires significant working capital to fund its business, particularly to finance accounts receivable and for capital expenditures. The Company's future cash requirements will depend on many factors, including the extent of spending to support product development efforts, expansion of sales efforts, and market acceptance of the Company's technology. The Company believes that the current cash, asset based line of credit and internally generated cash flow will be sufficient to meet its working capital and capital expenditures requirements through the fiscal year ended March 31, 1999. To the extent that the Company's existing resources, together with future earnings are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing.

Impact of Year 2000 Issue

The software applications currently used by the Company for operations and financial management are Year 2000 compliant. The incremental costs to become compliant did not have a material effect on the Company's consolidated financial statements.


Item 7.  Financial Statements

See "Financial Statements and Notes to Financial Statements" set forth on pages 20 through 37 of this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company will file a definitive proxy statement ("Proxy Statement") relating to its 1998 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."


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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are filed as part of this report:


         Exhibit
        Number                              Description
         2.1      Share Exchange Agreement and Amendments  (1)
         2.2      MIT Share Acquisition Agreement  (1)
         2.3      Escrow Agreement  (1)
         2.4      First Amendment to Escrow Agreement  (8)
         3.1      Articles of Incorporation of Soligen Technologies, Inc.  (1)
         3.2      Articles of Amendment, amending Section 9 of Articles of Incorporation  (8)
         3.3      Statement of Rights and Preferences of Series A Preferred Stock  (8)
         3.4      Bylaws of Soligen Technologies, Inc.  (1)
         3.5      First Amendment to Bylaws  (3)
         3.6      Second Amendment to Bylaws
         4.1      Subscription Agreement for Private Placement  (5)
         4.2      Subscription Agreement for Private Placement  (2)
         4.3      Series A Preferred Stock Purchase Agreement  (8)
         4.4      Investor Rights Agreement  (8)
         4.5      Common Stock Purchase Warrant  (9)
         10.1     License Agreement and Amendments  (1)
         10.2     Amendment to License Agreement  (4)
         10.3     Consulting Agreement between the Registrant and Kenneth T Friedman  (7)
         10.4     1993 Stock Option Plan  (1)
         10.5     Amendment to Stock Option Plan, increasing shares to 5,000,000
         11.1     Computation of Net Loss Per Share
         21.1     Subsidiaries of the Registrant  (6)
         23       Consent of Independent Public Accountants
         24.1     Power of Attorney of Dr. Mark W. Dowley
         24.2     Power of Attorney of Kenneth T. Friedman
         24.3     Power of Attorney of Patrick J. Lavelle
         24.4     Power of Attorney of Darryl J. Yea
         27       Financial Data Schedule for the year ended March 31, 1998

(1) Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 1- 12694) filed by the Company on December 20, 1993.

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

(4) Incorporated by reference to Form 10-KSB filed by the Company on June 16, 1995.

(5) Incorporated by reference to Form 10-QSB filed by the Company on November 14, 1995.

(6) Incorporated by reference to Form 10-KSB filed by the Company on June 17, 1996.

(7) Incorporated by reference to Form 10-KSB filed by the Company on July 11, 1997.

(8) Incorporated by reference to Form 8-K, filed by the Company on May 4, 1998.

(9) Incorporated by reference to Form 10-QSB, filed by the Company on February 13, 1998.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Soligen Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Soligen Technologies, Inc. and subsidiaries (a Wyoming Corporation - collectively, the Company) as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soligen Technologies, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.



                                                    ARTHUR ANDERSEN LLP


Los Angeles, California
May 26, 1998

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 1998

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                                                   $   215,000
  Accounts receivable, net of allowance for
    doubtful accounts of $65,000                                                                           1,258,000
  Inventories                                                                                                118,000
  Prepaid expenses                                                                                           104,000
                                                                                                        ------------

                  Total current assets                                                                     1,695,000
                                                                                                       -------------
PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                                  847,000

OTHER ASSETS                                                                                                  37,000
                                                                                                       -------------
                  Total assets                                                                           $ 2,579,000
                                                                                                       -------------
                                                                                                       -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and line of credit                                                                       $   566,000
  Trade accounts payable                                                                                     485,000
  Payroll and related expenses                                                                               186,000
  Accrued expenses                                                                                           184,000
  Deferred revenue                                                                                            97,000
                                                                                                       -------------

                  Total current liabilities                                                                1,518,000


NOTES PAYABLE, net of current portion                                                                         25,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY:
  Common stock, no par value
    Authorized--90,000,000 shares
    Issued and outstanding--32,682,338                                                                    10,294,000
  Accumulated deficit                                                                                     (9,258,000)
                                                                                                       -------------
                  Total stockholders' equity                                                               1,036,000

                  Total liabilities and stockholders' equity                                             $ 2,579,000
                                                                                                       -------------
                                                                                                       -------------

       The accompanying notes are an integral part of this balance sheet.

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                                                                      1998                  1997
                                                                                   -----------            -----------

REVENUES                                                                           $ 5,465,000            $ 4,203,000

COST OF REVENUES                                                                     3,693,000              2,380,000
                                                                                   -----------            -----------

                  Gross profit                                                       1,772,000              1,823,000
                                                                                   -----------            -----------


EXPENSES:
  Research and development                                                           1,016,000              1,108,000
  Selling                                                                              586,000                747,000
  General and administrative                                                         1,085,000              1,018,000
  Non-cash compensation (Note 8)                                                       156,000                235,000
                                                                                  ------------           ------------

                  Total expenses                                                     2,843,000              3,108,000
                                                                                   -----------            -----------

                  Loss from operations                                              (1,071,000)            (1,285,000)
                                                                                   -----------            -----------

OTHER INCOME (EXPENSE):
  Interest income                                                                        3,000                 18,000
  Interest expense                                                                     (78,000)              (325,000)
  Other                                                                                178,000                103,000
                                                                                   -----------            -----------

                  Loss before provision for
                    income taxes                                                      (968,000)            (1,489,000)

PROVISION FOR STATE INCOME TAXES                                                         1,000                  3,000
                                                                                   -----------            -----------

                  Net loss                                                        $   (969,000)           $(1,492,000)
                                                                                   -----------            -----------
                                                                                   -----------            -----------

                  Net loss per share (basic and
                    diluted)                                                            $(0.03)               $(0.05)
                                                                                   -----------            -----------
                                                                                   -----------            -----------



   The accompanying notes are an integral part of these financial statements.

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                                   Common Stock
                                                   ------------                 Accumulated
                                            Shares              Amount             Deficit               Total
                                            ------              ------             -------               -----
BALANCE, March 31, 1996                      29,738,330      $  8,631,000        $(6,797,000)          $ 1,834,000
  Shares issued pursuant to
      convertible debt
      (October 1996)                            162,549            85,000                 --                85,000
  Shares issued pursuant
      to convertible debt
      (November 1996)                           320,001           127,000                 --               127,000
  Shares issued pursuant
      to convertible debt
      (December 1996)                           197,530            85,000                 --                85,000
  Shares issued pursuant
      to convertible debt
      (January 1997)                          1,015,873           338,000                 --               338,000
  Interest expense on
      convertible debt                               --           275,000                 --               275,000
  Non-employee stock options                         --           235,000                 --               235,000
  Net loss                                           --                --         (1,492,000)           (1,492,000)
                                           ------------    ---------------       -----------           -----------

BALANCE, March 31, 1997                      31,434,283         9,776,000         (8,289,000)            1,487,000
  Warrant conversion and
        exchange                              1,098,055           227,000                 --               227,000
  Shares issued pursuant
      to DTM settlement                          50,000            20,000                 --                20,000
  Stock purchase by
      related party                             100,000            45,000                 --                45,000
  Non-employee stock options                         --           156,000                 --               156,000
  Warrants issued for bridge
       note financing                                --            70,000                 --                70,000
  Net loss                                           --                --           (969,000)             (969,000)
                                           ------------    ---------------       -----------           -----------

BALANCE, March 31, 1998                      32,682,338       $10,294,000        $(9,258,000)          $ 1,036,000
                                           ------------    ---------------       -----------           -----------
                                           ------------    ---------------       -----------           -----------



   The accompanying notes are an integral part of these financial statements.

                  SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                                   1998                1997
                                                                                 ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (969,000)         $(1,492,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                   394,000              379,000
      Provision for doubtful accounts                                                  57,000               12,000
      Non-cash interest expense on convertible debt                                    35,000              275,000
      Non-cash compensation expense                                                   156,000              235,000
  Changes in assets and liabilities:
      Increase in accounts receivable                                                (592,000)            (348,000)
      Decrease in inventories                                                          42,000                7,000
      Decrease (increase) in prepaid expenses
        and other assets                                                              (23,000)              35,000
      Increase (decrease) in accounts payable
        and accrued expenses                                                          353,000             (218,000)
      Increase (decrease) in deferred revenue                                         (34,000)              93,000
                                                                                 ------------        -------------

         Net cash used in operating activities                                       (581,000)          (1,022,000)
                                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                          (133,000)            (215,000)
                                                                                  -----------          -----------

         Net cash used in investing activities                                       (133,000)            (215,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease
    obligations                                                                       (57,000)             (66,000)
  Payments on notes payable                                                           (37,000)             (15,000)
  Convertible debentures, net of issuance costs                                            --              635,000
  Cancellation of notes payable to former owners
    of A-RPM                                                                         (205,000)                  --
  Exercise of warrants and sale of common stock                                       291,000                   --
  Net borrowings under revolving line of credit                                       146,000                   --
  Proceeds from the issuance of notes payable                                         285,000                   --
                                                                                 ------------        -------------

         Net cash provided by financing activities                                    423,000              554,000

  Net decrease in cash                                                               (291,000)            (683,000)

  Cash at beginning of period                                                         506,000            1,189,000
                                                                                 ------------         ------------
  Cash at end of period                                                           $   215,000         $    506,000
                                                                                 ------------        -------------
                                                                                 ------------        -------------

   The accompanying notes are an integral part of these financial statements.

                   SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998



1.       Summary of Significant Accounting Policies

         The Company and Nature of the Business

         Soligen Technologies, Inc. (STI) is a Wyoming corporation which operates through its wholly owned subsidiaries Soligen, Inc. (Soligen) and Altop, Inc. (Altop) (collectively referred to as the Company).

         Soligen is located in Northridge, California. It was founded to develop and commercialize a new technology for creating metal parts and tooling from computer designs. This technology, Direct Shell Production Casting (DSPC-Registered Trademark-), is based on Three Dimensional Printing (3DP-TM-) a patented process licensed to Soligen by the Massachusetts Institute of Technology (MIT).

         Altop is incorporated in California. Altop's operations consist of an aluminum foundry and machine shop located in Santa Ana, California.

         The Company faces risks normally associated with early stage enterprises and certain risks, including the need to raise additional capital to fund future operations and other risks described in Note 7. Subsequent to year end, the Company generated additional capital of $800,000 through a preferred stock sale (See Note 11).

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

         Credit Risk

         The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 1998, three customers represented 24 percent, 17, percent and 10 percent of accounts receivable. As of March 31, 1997, two customers represented 13 percent and 11 percent of accounts receivable. There were no customers representing at least 10 percent of revenues for the year ended March 31, 1998. For the year ended March 31, 1997, there were two customers representing 13 percent and 10 percent, of revenues.

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
       Computer equipment                            3 to 5 years
       Printheads                                    3 years

         Property, plant and equipment consist of the following at March 31, 1998:


        Office furniture and fixtures                           $      53,000
        Plant machinery and equipment                                 876,000
        DSPC-Registered Trademark- machines                           810,000
        Leasehold improvements                                         45,000
        Construction in progress - DSPC-Registered Trademark-
          machines                                                    114,000
        Computer equipment                                            148,000
        Printheads                                                    151,000
                                                                 ------------

          Total                                                     2,197,000
        Less--Accumulated depreciation and
          amortization                                             (1,350,000)
                                                                 ------------
                                                                 $    847,000


         Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount that could be anticipated to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The income tax expense for 1998 and 1997 is limited to minimum payments due for each year due to the Company's pre-tax loss and large operating loss carryforward. The Company's deferred tax asset and valuation reserve are as follows:

                                                            March 31, 1998
                                                            --------------
      Deferred tax assets:
        Net operating loss carryforward                        $ 3,520,000
        Vacation accrual                                            20,000
        Unicap                                                       2,000
        Allowance for bad debts                                     26,000
        Inventory reserves                                           2,000

      Deferred tax liabilities:
        Depreciation                                              (136,000)
                                                               -----------
      Total net deferred tax assets                              3,434,000

      Valuation allowance                                       (3,434,000)
                                                               -----------
                       Total                              $             --
                                                               -----------
                                                               -----------


         There is no assurance that the Company will be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1998. As of March 31, 1998, the Company has a federal and state income tax operating loss carryforward of approximately $9,200,000 and $4,200,000 respectively, which expires through 2013. Under Section 382 of the Internal Revenue Code, the availability of net operating loss and credit carryforwards may be reduced in the event of a greater than 50 percent change in ownership over a three-year period. In the event that such a change is deemed to have occurred, the Company's use of net operating losses and credits may be limited.

         Revenue Recognition

         Revenue from the sale of products is generally recognized upon shipment. Maintenance and license revenues are recognized on a straight-line basis over the term of the agreement, generally 12 months.

         Research and Development

         Research and development expenditures are charged to operations as incurred.

         Net Loss Per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The statement replaces primary earnings per share with basic earnings per share, which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision also requires the calculation of diluted earnings per share, which increases the weighted average shares outstanding for the dilutive effect of stock options and warrants. The Company adopted this statement in fiscal year 1998, and 1997 earnings per share amounts have been recalculated based on the provisions of SFAS No. 128.

         The following schedule summarizes the information used to compute earnings per common share (in thousands, except per share data):


                                                                Years Ended March 31,
                                                          ------------------------------
                                                                 1998             1997
                                                          -----------       ------------
                 Net loss                                    $   (969)           $(1,492)
                 Weighted average number of
                   common shares used to compute
                   basic net income per common
                   share                                       32,351             30,233
                 Dilutive effect of common share
                   equivalents                                     --                 --
                                                          -----------       ------------

                 Weighted average number of common
                   shares used to compute diluted
                   net income per common share                 32,351             30,233
                                                          -----------       ------------
                                                          -----------       ------------

                 Basic net loss per common share             $  (0.03)          $  (0.05)
                 Diluted net loss per common
                   share                                     $  (0.03)          $  (0.05)


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

         Accounting for Stock Options and Warrants

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) but requires pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company has determined to elect this disclosure method and to continue to measure compensation under APB 25. The Company has applied the fair value based method of accounting for options and warrants granted to non-employees (see Notes 8 and 10).

         Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         The Company paid $34,000 and $35,000 for interest in fiscal 1998 and 1997, respectively. The Company paid $1,000 and $3,000 for income taxes in fiscal 1998 and 1997, respectively. During fiscal 1998 and 1997, the Company issued 50,000 shares pursuant to the DTM settlement (Note 7). The exchange of warrants for common stock during fiscal 1998 (see Note
         9) was excluded from the statement of cash flows as a non-cash transaction.

         In addition, during fiscal 1998, the Company recorded a prepaid interest expense in connection with the bridge note financing. As of March 31, 1998, $35,000 was excluded from the statement of cash flows as a non-cash transaction. In fiscal 1997, the Company acquired certain property under a capital lease for $15,000, which was excluded from the statement of cash flows as a non-cash transaction.

2.       Inventories

         Inventories consist of the following as of March 31, 1998:

                  Raw materials and parts                          $  69,000
                  Work in process                                     38,000
                  Finished goods                                      11,000
                                                                  ----------

                                    Total inventories              $ 118,000
                                                                  ----------
                                                                  ----------

3.       Deferred Revenue

Deferred revenue relates to both machine and customer parts revenues. The deferred revenue related to machine revenues resulting mainly from the Company's issuance of licenses to use the machines.

4.       Debt

         Debt consists of the following at March 31, 1998:

         Notes to former owners of A-RPM, bearing no
           interest, due in November 1998 (Notes 6 and 7)                      $   63,000
         Notes to various investors and related parties,
           bearing interest at 12 percent, due in June 1998
           (Note 9)                                                               260,000
         Note to insurance company, bearing interest at
           5.4 percent, due in November 1998                                       25,000
         Revolving line of credit, secured by certain
           assets, bearing interest at the bank's prime
           rate (8.5 percent at March 31, 1998) plus
           3 percent                                                              146,000
         Capital leases (Note 5)                                                   97,000
                                                                              -----------

                                                                                  591,000
         Less--Current portion                                                   (566,000)
                                                                              -----------
                                                                               $   25,000

         The debt matures as follows:

                   1999                                    $ 566,000
                   2000                                       25,000
                                                         -----------
                                                           $ 591,000

On July 8, 1997, the Company obtained a $1,000,000 Revolving line of credit from a commercial lender. The credit facility provides for the advance rate of 75 percent of eligible accounts receivable. The Company incurred approximately $65,000 in financing costs, of which $25,000 was paid to a member of the board of directors for a financing finder's fee. As of March 31, 1998, the Company had an outstanding balance of approximately $146,000.

5.       Commitments

The Company leases certain property and equipment under capital and operating lease agreements. The leases expire at various dates through 2002. Future minimum lease payments under capital lease obligations and noncancelable operating leases at March 31, 1998 are summarized as follows:


                                                          Capital        Operating
                                                          Leases           Leases

         1999                                            $  74,000         $ 185,000
         2000                                               31,000           185,000
         2001                                                   --           117,000
         2002                                                   --           112,000
                                                       -----------        ----------

         Total minimum lease payments                      105,000         $ 599,000
                                                       -----------        ----------
                                                       -----------        ----------
         Less--Amount representing
           interest                                         (8,000)
                                                       -----------
         Present value of future minimum
           lease payments                                   97,000
         Less--Current portion                             (72,000)
                                                       -----------
                                                         $  25,000

Total rent expense was approximately $200,000 and $116,000 in 1998 and 1997, respectively.

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

7.       Contingent Liabilities

         MIT License - Soligen and MIT entered into an agreement under which MIT granted Soligen an exclusive license to develop, manufacture, market and sell products utilizing technology and processes patented by MIT in the metal casting field of use. Terms of said agreement state that Soligen, with other licensees of the MIT and 3DP technology, must share the cost of any fees incurred by MIT for the prosecution, filing and maintenance of all patent rights.

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

         In addition, after payment of $500,000 in royalties at 4.5 percent of net sales, Soligen has an obligation to pay to MIT a royalty in the amount of 2.25 percent of "Net Sales" on a quarterly basis. Because Soligen incurred significant expense defending itself in a patent infringement suit which threatened MIT's licensing effort with respect to the patent rights, MIT agreed that during the period commencing December 15, 1993 and ending December 15, 1998, it would waive the first $300,000 of royalties. MIT has also agreed to extend the exclusive period until October 1, 2006.

         The license provides that if Soligen fails to reach the sales minimums or pay the obligations delineated above, such failure will be grounds for MIT to terminate the license on 90 days' notice to Soligen. As of March 31, 1998, the Company has met the requirement for minimum net sales.

         Legal Activity - DTM - DTM Corporation (DTM) of Austin, Texas, has filed a lawsuit against Soligen in the Western District of Texas, alleging infringement of a United States patent (Housholder patent) of which DTM is the assignee. Soligen was originally served on February 17, 1994 with notice of this action.

         In April 1995, Soligen signed a Memorandum of Understanding with DTM and MIT to settle the patent infringement lawsuit and to resolve, without further litigation by DTM, related patent disputes between DTM and MIT that impacted both Soligen and other MIT licensees of 3DP-TM-technology. The settlement provides for the issuance of 50,000 shares of the Company's common stock to DTM, and an additional 50,000 shares contingent upon the final outcome of the pending petition for re-examination of the Housholder patent. In fiscal year 1997, the Company issued 50,000 shares and provided $39,000 for the contingent issuance, which was included in accounts payable and accrued liabilities. In June 1997, the Company issued the final 50,000 shares of common stock pursuant to the settlement. The Company believes that there is no additional liability that exists as of March 31, 1998.

         Legal Activity - A-RPM - On March 22, 1995, Altop filed an action against A-RPM and its shareholders for breach of contract and misrepresentations related to its June 30, 1994 Asset Purchase Agreement of A-RPM. In May 1995, A-RPM filed a response and counter-complaint, however, effective December 15, 1997, the Company and A-RPM and its shareholders executed a settlement agreement in which Soligen will pay the former A-RPM owners the sum of $100,000, without interest, in monthly installments beginning January 1998 and continuing until November 1998. Therefore, the original note payable was adjusted by $205,000 and is included in Other Income (Expense) in the accompanying consolidated statements of operations.

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

8.       Stock Option Plan

The Company has a stock option plan that provides for incentive and non-incentive stock options to employees, officers, directors and consultants responsible for the success of the Company. The total options available under the plan for granting are 5,000,000 shares.

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

Information regarding the Company's Option Plan for the years ended March 31, 1998 and 1997 is summarized as follows:

                                                               Weighted Average
                                              Shares              Exercise Price
                                              ----------       -----------------

        March 31, 1996                         3,362,000                $ 0.79
          Granted                                200,000                  0.75
          Canceled                              (265,000)                (0.82)
                                              ----------                ------

        March 31, 1997                         3,297,000                  0.78
          Granted                                     --                    --
          Canceled                              (130,000)                (1.03)
                                              ----------               -------

        March 31, 1998                         3,167,000                $ 0.76
                                              ----------                ------
                                              ----------                ------

The weighted average fair value of options granted during fiscal 1997 was $0.42.

Information about stock options outstanding at March 31, 1998 is summarized as follows:


                                               Options Outstanding
                                       -------------------------------------
                                                                Weighted                  Weighted
                                                                 Average                    Average
                                          Number                Remaining                   Exercise
        Exercise Price                 Outstanding           Contractual Life                Price
        --------------                 -----------           ----------------             ----------
              $0.71                         1,105,000            5.0 years                    $ 0.71
              $1.55                           110,000            4.5 years                    $ 1.55
              $0.75                         1,952,000            7.9 years                    $ 0.75


The Company accounts for stock options granted to non-employees in accordance with SFAS 123 which requires non-cash compensation expense be recognized over the expected period of benefit. As a result the company recorded compensation expense of $156,000 and $235,000 in fiscal years 1998 and 1997, respectively, which is included in the accompanying statement of operations. The Company accounts for its stock options granted to employees and directors under APB 25, under which no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                          March 31, 1998         March 31, 1997
                                                                          --------------         --------------
          Net Loss                              As Reported                 $    (969,000)          $ (1,492,000)
                                                Pro Forma                    $ (1,055,000)          $ (1,567,000)
          Net Loss Per Share
            (basic and diluted)                 As Reported                      $ (0.03)               $ (0.05)
                                                Pro Forma                        $ (0.03)               $ (0.05)

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

Options granted prior to March 31, 1995 were issued in Canadian dollars at $1.00 Canadian ($.71 U.S. at March 31, 1998) and $2.20 Canadian ($1.55 U.S. at March 31, 1998) per share. All options granted subsequent to March 31, 1995 are issued in U.S. dollars. Of the options issued, 2,292,685 were exercisable at March 31, 1998.

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

At June 30, 1997, the Company completed a tender offer to certain warrant holders to (1) exercise warrants at a reduced exercise price of $0.45 and/or
(2) exchange warrants for common stock at prescribed ratios. The Company raised approximately $227,000 through the exercise of warrants for common stock and an additional $45,000 through the private placement sale of common stock to a member of the board of directors.

Information regarding the Company's warrants outstanding for the years ended March 31, 1998 and 1997 is summarized as follows:

                                                                                        Weighted
                                                                  Shares             Average Price
                                                                  ------             -------------
         March 31, 1997                                           10,777,755                 $ 1.37
           Granted                                                   520,000                    .50
           Exercised                                                (503,223)                  (.45)
           Expired                                                  (582,500)                 (1.38)
           Exchanged                                              (3,991,000)                    --
                                                                 -----------              ---------
         March 31, 1998                                            6,221,032                 $ 1.32
                                                                 -----------              ---------
                                                                 -----------              ---------

          A summary of the common stock purchase warrants as of March 31, 1998 is summarized as follows:


                             Exercise                                                      Number
         Class                 Price                    Expiration Date                  of Warrants
         -----               --------                   ---------------                 -------------
         A                       $1.25                         April 14, 1998                 690,277
         B                       $2.50                         April 14, 1998                 692,500
         E                       $1.50                       January 14, 2000               2,575,000
         F                       $0.55                       January 26, 2001                 521,500
         Convertible             $1.16                     September 13, 1999                 215,085
         Convertible             $1.29                     September 13, 1999                 386,384
         Convertible             $0.78                     September 13, 1999                  43,010
         Convertible             $0.86                     September 13, 1999                  77,276
         Convertible             $0.75                      December 12, 2006                 500,000
         Bridge                  $0.50                      December 11, 2002                 520,000


In December 1997, the Company entered into a bridge note financing with two members of the board of directors and other investors whereby the Company borrowed approximately $260,000 due in June 1998, bearing interest of 12 percent. In connection with the financing, the Company issued warrants to purchase 520,000 shares of common stock. The warrants vested upon grant and have a term of five years at an exercise price of $0.50 per share.

The fair value of each warrant granted in connection with the financing arrangement is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6 percent, expected life of 3 years; expected volatility between 30 percent and 50 percent and no dividends would be issued during the warrant term.

The Company determined the value of the warrants to equal approximately $70,000 as prepaid interest to be amortized over the term of the debt. As of March 31, 1997, the unamortized portion of non-cash interest expense of $35,000 is included in prepaid expenses in the accompanying consolidated balance sheet.

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

The Company determined the value of the warrants using the Black-Scholes pricing model to be approximately $296,000. Accordingly the Company recorded $296,000 as prepaid interest to be amortized over the term of the debt. However, upon conversion, the unamortized portion of the prepaid is transferred to common stock. During fiscal 1997 all the debt was converted. Prior to conversion, the Company amortized $25,000 of interest which was included in the accompanying statement of operations.

11.      Subsequent Events

On April 20, 1998, the Company approved a change in the aggregate number of common and preferred shares the Company has the authority to issue. The Company increased the number of authorized common shares and preferred stock to 90,000,000 and 10,000,000, respectively, 5,000 of the preferred shares of which have been designated as Series A Preferred Stock.

On April 24, 1998, the Company sold 1,600 shares of Series A Preferred Stock at a price of $500 per share for gross proceeds of $800,000. Holders of the Series A Preferred Stock have the following rights and preferences: Liquidation preference of $500 per share, conversion rights, and each holder shall be entitled to the number of votes equal to the number of shares of Common Stock into which such outstanding Series A Preferred Stock is then convertible. In addition, each holder of the Series A Preferred Stock does not have dividend preferences.

Effective June 12, 1998, the Company extended its terms with the bridge noteholders (see Note 9) for a period of 45 days to July 27, 1998, bearing interest of 12 percent. In connection with the extension, the Company issued warrants to purchase an additional 130,000 shares of common stock. The warrants vested upon grant and have a term of five years at an exercise price of $0.50 per share. The Company determined the fair value of the warrants to be approximately $22,000. The Company will record this as prepaid interest and will be amortized over the term of the debt.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGEN TECHNOLOGIES, INC.
(Registrant)

By:             /s/ Yehoram Uziel
    ----------------------------------------
         Yehoram Uziel, President, CEO,
         Director and Chairman of the Board
Date:    June 19, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                  Signature                                   Title                            Date

By:             /s/ Yehoram Uziel                    President, CEO, Director and         June 19, 1998
    ----------------------------------------
                  Yehoram Uziel                      Chairman of the Board
                                                     (principal executive officer)

By:             /s/ Robert Kassel                    Chief Financial Officer              June 19, 1998
    ------------------------------------------
                  Robert Kassel

By:           */s/ Dr. Mark W. Dowley                 Director                             June 19, 1998
    -----------------------------------
                  Dr. Mark W. Dowley

By:           */s/ Kenneth T. Friedman                Director                            June 19, 1998
    ----------------------------------------
                  Kenneth T. Friedman

By:           */s/ Patrick J. Lavelle                 Director                            June 19, 1998
    ------------------------------------------
                   Patrick J. Lavelle

By:           */s/ Darryl J. Yea                      Director                            June 19, 1998
    -------------------------------------------
                  Darryl J. Yea

By:           */s/ Yehoram Uziel                      Attorney-In-Fact                    June 19, 1998
    ----------------------------------------
                  Yehoram Uziel