Form 10QSB
period 1998-06-30
SOLIGEN TECHNOLOGIES INC
filed 1998-08-13
CIK 916460

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                 -----------------

                                    FORM 10-QSB


[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of August 3, 1998:
32,682,338


    Transitional Small Business Disclosure Format:      Yes  [ ]      No  [X]

                             SOLIGEN TECHNOLOGIES, INC.
                                    FORM 10-QSB

                                 TABLE OF CONTENTS

                                                                                 Page
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at June 30, 1998 and March 31, 1998. . . .  3

            Consolidated Statements of Operations for the three months ended
            June 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . 4

            Consolidated Statements of Cash Flows for the three months ended
            June 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . . 5

            Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .  7



PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . 11

Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . 12

Item 5      Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 12

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,       MARCH 31,
                                                                   1998           1998
                                                                   ----           ----
                                                                (UNAUDITED)
                                       ASSETS

Current assets:
  Cash                                                          $   463,000    $   215,000
  Accounts receivable                                             1,295,000      1,258,000
  Inventories                                                       120,000        118,000
  Prepaid expenses                                                  110,000        104,000
                                                                -----------    -----------
          Total current assets                                    1,988,000      1,695,000

Property, plant and equipment                                     2,272,000      2,197,000
  Less allowance for depreciation and amortization                1,476,000      1,350,000
                                                                -----------    -----------
          Net property, plant and equipment                         796,000        847,000

Other assets                                                         37,000         37,000
                                                                -----------    -----------
          TOTAL ASSETS                                          $ 2,821,000    $ 2,579,000
                                                                -----------    -----------
                                                                -----------    -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                 $   370,000    $   566,000
  Trade accounts payable                                            261,000        485,000
  Payroll and related expenses                                      176,000        186,000
  Accrued expenses                                                  242,000        184,000
  Deferred revenue                                                  101,000         97,000
                                                                -----------    -----------

          Total current liabilities                               1,150,000      1,518,000

Notes payable, net of current portion                                25,000         25,000

Stockholders' equity:
  Preferred stock, no par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 1,600 shares at June 30, 1998          775,000             --
  Common stock, no par value:
    Authorized - 90,000,000 shares
    Issued and outstanding - 32,682,338 shares
    at June 30, 1998 and at March 31, 1998                       10,332,000     10,294,000
Accumulated deficit                                              (9,461,000)    (9,258,000)
                                                                -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY                              1,646,000      1,036,000
                                                                -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 2,821,000    $ 2,579,000
                                                                -----------    -----------
                                                                -----------    -----------

  The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                   1998            1997
                                                                   ----            ----
REVENUES                                                         $1,640,000     $1,233,000

COST OF REVENUES                                                  1,096,000        880,000
                                                                 ----------     ----------

      Gross profit                                                  544,000        353,000
                                                                 ----------     ----------

OPERATING EXPENSES:
  Research and development                                          244,000        263,000
  Selling                                                           180,000        136,000
  General and administrative                                        236,000        210,000
  Non-cash compensation                                              38,000         39,000
                                                                 ----------     ----------

      Total operating expenses                                      698,000        648,000
                                                                 ----------     ----------

      Loss from operations                                         (154,000)      (295,000)

OTHER INCOME (EXPENSE):
  Interest income                                                     1,000          1,000
  Interest expense                                                  (56,000)        (4,000)
  Other income                                                        8,000             --
                                                                 ----------     ----------

      Total other income (expense)                                  (47,000)        (3,000)
                                                                 ----------     ----------

      LOSS BEFORE PROVISION FOR
           INCOME TAXES                                            (201,000)      (298,000)

Provision for state income taxes                                      2,000          1,000
                                                                 ----------     ----------

      NET LOSS                                                   $ (203,000)    $ (299,000)
                                                                 ----------     ----------

      BASIC AND DILUTED
            NET LOSS PER SHARE                                   $    (0.01)    $    (0.01)
                                                                 ----------     ----------
                                                                 ----------     ----------


  The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                        --------
                                                                    1998           1997
                                                                    ----           ----
Cash flows from operating activities
  Net loss                                                        $(203,000)     $(299,000)
    Depreciation and amortization                                   126,000         93,000
    Non-cash interest expense                                        35,000             --
    Non-cash compensation expense                                    38,000         39,000
    Changes in assets and liabilities:
      Increase in accounts receivable                               (37,000)      (157,000)
      (Increase) decrease in inventories                             (2,000)        21,000
      Increase in prepaid expenses                                  (41,000)       (65,000)
      Increase (decrease) in trade accounts payable                (224,000)       172,000
      Decrease in payroll and related expenses                      (10,000)       (49,000)
      Increase in accrued expenses                                   58,000         53,000
      Increase (decrease) in deferred revenues                        4,000        (32,000)
      Decrease in other assets                                           --          8,000
                                                                  ---------      ---------
      Net cash used for operating activities                       (256,000)      (216,000)
                                                                  ---------      ---------
Cash flows from investing activities:
  Additions in property, plant and equipment                        (75,000)       (46,000)
                                                                  ---------      ---------

      Net cash used for investing activities                        (75,000)       (46,000)
                                                                  ---------      ---------

Cash flows from financing activities:
  Principal payments under capital lease obligations                (28,000)       (23,000)
  Payments on notes payable                                        (168,000)            --
  Preferred stock, net of issuance costs                            775,000             --
  Convertible debentures, net of issuance costs                          --        131,000
                                                                  ---------      ---------

      Net cash provided by financing activities                     579,000        108,000
                                                                  ---------      ---------

Net increase (decrease) in cash                                     248,000       (154,000)

      Cash beginning of period                                      215,000        506,000
                                                                  ---------      ---------

      Cash end of period                                          $ 463,000      $ 352,000
                                                                  ---------      ---------
                                                                  ---------      ---------

 The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three month period ended June 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1998, is derived from Soligen Technologies, Inc's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:


                                            June 30, 1998
                                            -------------
          Raw materials and parts             $   67,000
          Work in process                         39,000
          Finished goods                          14,000
                                              ----------

                   Total inventories          $  120,000
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

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at June 30, 1998


Notes payable to former owners of A-RPM, bearing no                 $  38,000
  interest, due in November 1998
Notes to various investors and related parties, bearing
  interest at 12 %, due in July 1998                                  260,000
Note to insurance company, bearing interest at 5.4%,
  due in November 1998                                                 28,000
Capital leases                                                         69,000
                                                                    ---------
                                                                      395,000

Less - current portion                                               (370,000)
                                                                    ---------

                                                                    $  25,000
                                                                    ---------
                                                                    ---------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISKS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, AMONG OTHERS (i) CUSTOMER ACCEPTANCE OF THE COMPANY'S "ONE STOP SHOP" PARTS NOW PROGRAM; (ii) THE POSSIBLE EMERGENCE OF COMPETING TECHONOLGIES; AND (iii) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING REQUIRED TO SUPPORT ITS CONTINUING OPERATIONS AND PROJECTED REVENUE GROWTH. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. IN VIEW OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB WILL IN FACT TRANSPIRE.

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiaries Soligen, Inc. ("Soligen") and Altop, Inc. ("Altop") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Quarterly Report.

OVERVIEW

The Company has developed a proprietary technology known as Direct Shell Production Casting ("DSPC-Registered Trademark-"). This technology is embodied in the Company's DSPC 300 System (the "DSPC System"), which produces ceramic casting molds directly from Computer Aided Design ("CAD") files. These ceramic molds are used to cast metal parts, which conform to the CAD design. This unique capability distinguishes the DSPC System from rapid prototyping technologies that are characterized by the ability to produce non-functional, three-dimensional representations of parts from CAD files.

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

The Company operates the following four major revenue-generating profit centers:

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

3. CONVENTIONAL CASTING CENTER ("PRODUCTION PARTS"): Revenues result from the production, and sale of production quantities of cast and machined aluminum parts for industrial customers. The Company generates revenues in this area through Altop, its aluminum foundry and machine shop. This center is limited to conventional casting of aluminum parts that do not utilize DSPC made tooling.

4. DSPC TECHNOLOGY CENTER: Revenues result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein Soligen provides technological expertise.


RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 and three months ended June 30, 1998 and 1997 were as follows:


                                            THREE MONTHS
                                               ENDED              THREE MONTHS ENDED
                                              MARCH 31,                JUNE 30,
                                              ---------                --------
                                                1998             1998            1997
                                                ----             ----            ----
Parts Now-Registered Trademark-            $   619,000      $   715,000      $   498,000
DSPC-Registered Trademark- production          823,000          600,000          420,000
Production parts                               290,000          288,000          218,000
DSPC-Registered Trademark- technology           48,000           37,000           97,000
                                           -----------      -----------      -----------
     Total revenues                        $ 1,780,000      $ 1,640,000      $ 1,233,000
                                           -----------      -----------      -----------
                                           -----------      -----------      -----------

Revenues for the quarter ended June 30, 1998, were $1,640,000, an increase of 33% compared to $1,233,000 in the quarter ended June 30, 1997. Compared to the comparable period a year ago, combined revenues for Parts Now and DSPC production increased $397,000, or 43% reflecting acceptance of the Company's core business in the market place. Combined revenues for Parts Now and DSPC dipped slightly from $1,442,000 in the quarter ended March 31, 1998 to $1,315,000 in the quarter ended June 30, 1998. Quarterly fluctuation of this magnitude is not considered of significance since a large portion of Soligen's business is associated with year to year trends of the automotive industry. Production parts (Altop) increased to $288,000 in the quarter ended June 30, 1998 from $218,000 in the similar quarter last year. DSPC technology revenues in the quarter ended June 30, 1998 were $37,000 compared to $97,000 in the quarter ended June 30, 1997 and $48,000 in the quarter ended March 31, 1998. The quarter ended June 30, 1997 included a one time $50,000 maintenance fee from a major company.

Gross profit for the three months ended June 30, 1998 was $544,000 or 33% as compared to $353,000 or 29% in the quarter ended June 30, 1997. The change represented an increase of $191,000 or 54%. The increase was due to a reduction in per unit costs associated with increased revenues.

Research and development expenses were $244,000 and $263,000 for the quarters ended June 30, 1998 and June 30, 1997, respectively. The Company intends to continue advancement of DSPC technology and its applications as key to its business strategy.

Selling expenses increased to $180,000 for the quarter ended June 30,1998 from $136,000 in the quarter ended June 30, 1997. The increase in selling expenses was the result of costs associated with establishing a mid-west sales office and sales commissions related to certain revenues..

General and administrative expenses increased to $236,000 for the quarter ended June 30, 1998 as compared to $210,000 for the similar quarter last year. The first quarter for fiscal 1998 experienced lower than average legal fees.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS No. 123 (Accounting for Stock-Based Compensation), non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $38,000 and $39,000 non-compensation expense, respectively, in the quarters ended June 30, 1998 and June 30, 1997. The Company expects to recognize a total of approximately $152,000 non-cash compensation expense during fiscal 1999.

Interest expense increased to $56,000 in the quarter ended June 30, 1998 from $4,000 in the quarter ended June 30, 1997. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $35,000 non-cash interest expense in the quarter ended June 30, 1998. The Company expects to recognize a total of approximately $89,000 non-cash interest expense during fiscal 1999. The additional interest expense in the amount of $21,000 was the result of payments made for capital leases, other notes payable, short-term debt investors and the commercial lender associated with the revolving line of credit.

CASH AND SOURCES OF LIQUIDITY

At June 30, 1998, working capital increased to $838,000 compared to working capital of $391,000 at June 30, 1997 and $177,000 at March 31, 1998. The
increase in working capital from March 31, 1998 to June 30, 1998 was due primarily to the preferred stock offering in April 1998 which provided $775,000, net of issuance costs. At June 30, 1998, the Company had $1,758,000 in cash and accounts receivable, compared to cash and accounts receivable of $1,232,000 at June 30, 1997 and $1,473,000 at March 31, 1998.

In April 1998, the Company received net proceeds of $775,000 from the sale of 1,600 shares of

Series A Preferred Stock to two private investors. The Series A Convertible Preferred Stock Purchase Agreement, as amended, between the Company and these investors, permits additional sales of Series A Preferred Stock to be completed until September 8, 1998. In addition, in July 1998, the Company received additional net proceeds of $88,000 from the sale of 200 shares of Series A Preferred Stock to the same two private investors pursuant to the Series A Convertible Preferred Stock Purchase Agreement.

In August 1997, the Company entered into an agreement with a commercial lender for an up to $1 million revolving line of credit, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 75% of eligible accounts receivable. In July 1998, the agreement was extended for an additional year to provide the $1 million revolving line of credit at an advance rate of 80% of eligible accounts receivable.

The Company requires significant funds to expand and continue operations. The Company believes the current cash on hand and its revolving line of credit will be sufficient to meet its working capital and capital expenditures requirements through March 31, 1999. The Company is actively seeking to raise additional funds; however, there can be no assurance to the success of these efforts.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 24, 1998, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement providing for the private placement of up to 3,000 shares of a newly authorized series of preferred stock. The Company received gross proceeds of $800,000 in April 1998 and $100,000 in July 1998 from the sale of 1,600 and 200 shares, respectively, of Series A Preferred Stock to two private investors pursuant to the Series A Convertible Preferred Stock Purchase Agreement. The Series A Convertible Preferred Stock Purchase Agreement, as amended, permits additional sales of Series A Preferred Stock to be completed until September 8, 1998.

In December 1997, the Company's Board of Directors approved a short-term debt and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for a
cumulative total of 520,000 shares of the Company's common stock).   The
warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of

Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were private investors. On June 12, 1998, the Company extended $220,000 notes payable under the same terms and conditions for an additional 45 days. In connection with this extension, warrants exercisable for 110,000 shares of the Company's common stock were issued to the investors. On July 27, 1998, the Company extended $210,000 notes payable under the same terms and conditions for an additional 90 days. In connection with this extension, warrants exercisable for 210,000 shares of the Company's common stock were issued to the investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 20, 1998, the Company held a Special Meeting of Shareholders, at which time the following action was taken: The shareholders approved an amendment to Article 9 of the Articles of Incorporation to increase the number of authorized shares from 50,000,000 shares of common stock, no par value to 90,000,000 shares of authorized common stock, no par value and 10,000,000 shares of preferred stock, no par value. The amendment further authorized and empowered the Board of Directors to determine the relative rights and preferences of the preferred shares and to provide for issuance of the preferred shares in one or more series with such relative rights and preferences as the Board of Directors shall determine. At the meeting, 19,291,220 shares were voted in favor of the proposal, 468,067 shares voted negatively and 36,000 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash and Sources of Liquidity above for description of sale of additional shares of Series A Preferred Stock that occurred in July 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:  The following exhibits are filed as part of this report:


    EXHIBIT
    NUMBER                DESCRIPTION
    -------               -----------
     11.1      Computation of Net Loss Per Share
     27        Financial Data Schedule for the Quarter Ended June 30, 1998

(b)  Reports on Form 8-K.

     The Company filed current report on Form 8-K on May 4, 1998 reporting the sale of 1,600 shares of Series A Preferred Stock and the approval of amendments to the Company's Articles of Incorporation by the Company's Shareholders.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              SOLIGEN TECHNOLOGIES, INC.


Date:  August 12, 1998        By:  /s/ Yehoram Uziel
                                   ----------------------------------------
                                   Yehoram Uziel
                                   President, CEO and Chairman of the Board
                                   (Principal executive officer)



Date:  August 12, 1998        By:  /s/ Robert Kassel
                                   ----------------------------------------
                                   Robert Kassel
                                   Chief Financial Officer
                                   (Principal financial officer)