Form 10QSB
period 1998-09-30
SOLIGEN TECHNOLOGIES INC
filed 1998-11-12
CIK 916460

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                 -----------------

                                    FORM 10-QSB


[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Number of shares of issuer's common stock outstanding as of November 3, 1998:
32,682,338


    Transitional Small Business Disclosure Format:      Yes  [   ]      No  [X]

                             SOLIGEN TECHNOLOGIES, INC.
                                    FORM 10-QSB

                                 TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at September 30, 1998 (unaudited)
          and March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations for the six months ended
          September 30, 1998 and 1997 (unaudited) . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash flows for the six months ended
          September 30, 1998 and 1997 (unaudited) . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements. . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  8

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 14

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 14

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,   MARCH 31,
                                                         1998          1998
                                                     ------------- -----------
                                                      (UNAUDITED)
                                        ASSETS
Current assets:
  Cash                                               $   682,000   $   215,000
  Accounts receivable                                    748,000     1,258,000
  Inventories                                            119,000       118,000
  Prepaid expenses                                        90,000       104,000
                                                     -----------   -----------
     Total current assets                              1,639,000     1,695,000
  Property, plant and equipment                        2,303,000     2,197,000
   Less allowance for depreciation and amortization    1,553,000     1,350,000
                                                     -----------   -----------
     Net property, plant and equipment                  750,000       847,000

 Other assets                                            33,000        37,000
                                                     -----------   -----------
      TOTAL ASSETS                                   $ 2,422,000   $ 2,579,000
                                                     -----------   -----------
                                                     -----------   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                      $   430,000   $   566,000
  Trade accounts payable                                 207,000       485,000
  Payroll and related expenses                           162,000       186,000
  Accrued expenses                                       331,000       184,000
  Deferred revenue                                        71,000        97,000
                                                     -----------   -----------
     Total current liabilities                         1,201,000     1,518,000

Notes payable, net of current portion                     35,000        25,000

Stockholders' equity:
  Preferred stock, no par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,000 shares at
    September 30, 1998                                   957,000           --
  Common stock, no par value:
    Authorized - 90,000,000 shares
    Issued and outstanding - 32,682,338 shares
    at September 30, 1998 and at March 31, 1998       10,405,000    10,294,000
  Accumulated deficit                                (10,176,000)   (9,258,000)
                                                     -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY                        1,186,000     1,036,000
                                                     -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 2,422,000   $ 2,579,000
                                                     -----------   -----------
                                                     -----------   -----------

     The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                   -------------           -----------------
                                1998         1997          1998         1997
                               ------       -----          ----         -----
 REVENUES                    $1,167,000   $1,264,000    $2,807,000   $2,497,000

 COST OF REVENUES             1,068,000      890,000     2,164,000    1,770,000
                             ----------   ----------    ----------   ----------
    Gross profit                 99,000      374,000       643,000      727,000
                             ----------   ----------    ----------   ----------

 OPERATING EXPENSES:
   Research and development     263,000      256,000       507,000      519,000
   Selling                      192,000      129,000       372,000      265,000
   General and
   administrative               270,000      302,000       506,000      512,000
   Non-cash compensation         38,000       39,000        76,000       78,000
                             ----------   ----------    ----------   ----------
    Total operating
    expenses                    763,000      726,000     1,461,000    1,374,000
                             ----------   ----------    ----------   ----------
    Loss from operations       (664,000)    (352,000)     (818,000)    (647,000)

 OTHER INCOME (EXPENSE):
   Interest income                4,000        1,000         5,000        2,000
   Interest expense             (55,000)     (11,000)     (111,000)     (15,000)
   Other income                      --           --         8,000           --
                             ----------   ----------    ----------   ----------
    Total other income
    (expense)                   (51,000)     (10,000)      (98,000)     (13,000)
                             ----------   ----------    ----------   ----------
    LOSS BEFORE PROVISION
    FOR INCOME TAXES           (715,000)    (362,000)     (916,000)    (660,000)
 Provision for state income          --           --         2,000        1,000
                             ----------   ----------    ----------   ----------
    NET LOSS                 $ (715,000)  $ (362,000)   $ (918,000)  $ (661,000)
                             ----------   ----------    ----------   ----------

    BASIC AND DILUTED
      NET LOSS PER SHARE     $    (0.02)  $    (0.01)   $    (0.03)  $    (0.02)
                             ----------   ----------    ----------   ----------
                             ----------   ----------    ----------   ----------

     The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                         --------------
                                                     1998            1997
                                                     ----           ------
 Cash flows from operating activities
   Net loss                                        $ (918,000)    $ (661,000)
     Depreciation and amortization                    203,000        197,000
     Non-cash interest expense                         70,000             --
     Non-cash compensation expense                     76,000         78,000
     Changes in assets and liabilities:
       Decrease in accounts receivable                510,000        146,000
       (Increase) decrease in inventories              (1,000)        42,000
       Increase in prepaid expenses                   (21,000)       (49,000)
       Decrease in trade accounts payable            (278,000)       (59,000)
       Decrease in payroll and related expenses       (24,000)       (30,000)
       Increase in accrued expenses                   147,000         48,000
       Decrease in deferred revenues                  (26,000)       (29,000)
       (Increase) decrease in other assets              4,000         (6,000)
                                                   ----------     ----------
       Net cash used for operating activities        (258,000)      (323,000)
                                                   ----------     ----------
 Cash flows from investing activities:
   Additions in property, plant and equipment        (106,000)       (97,000)
                                                   ----------     ----------
       Net cash used for investing activities        (106,000)       (97,000)
                                                   ----------     ----------
 Cash flows from financing activities:
   Principal payments under capital lease
   obligations                                         10,000        (28,000)
   Payments on notes payable                         (136,000)        21,000
   Preferred stock, net of issuance costs             957,000             --
   Convertible debentures, net of issuance costs           --        282,000
                                                   ----------     ----------
       Net cash provided by financing activities      831,000        275,000
                                                   ----------     ----------

 Net increase (decrease) in cash                      467,000       (145,000)
       Cash - beginning of period                     215,000        506,000
                                                   ----------     ----------
       Cash - end of period                        $  682,000     $  361,000
                                                   ----------     ----------
                                                   ----------     ----------

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial information included herein for the six month period ended September 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1998, is derived from Soligen Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                  September 30, 1998
                                  -------------------
 Raw materials and parts             $    73,000
 Work in process                          21,000
 Finished goods                           25,000
                                     ------------
            Total inventories        $   119,000
                                     ------------
                                     ------------

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at September 30, 1998

 Notes payable to former owners of A-RPM, bearing
   no interest, due in November 1998               $   12,000
 Notes to various investors and related parties,
   bearing interest at 12 percent, due in October
   1998                                               210,000
 Note to insurance company, bearing interest at
   5.4 percent, due in November 1998                   13,000
 Note to GMAC, bearing interest at 1/2 percent,
   due in August 2001                                  24,000
 Revolving line of credit, secured by certain
   assets bearing interest at the bank's prime
   rate (8 1/2 percent at September 30, 1998)
   plus 3 percent                                     140,000
 Capital leases                                        66,000
                                                     --------
                                                      465,000

 Less - current portion                             (430,000)
                                                     --------
                                                   $   35,000
                                                     --------
                                                     --------

In December 1997, the Company's Board of Directors approved a short-term debt and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for a
cumulative total of 520,000 shares of the Company's common stock).   The
warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were private investors. On June 12, 1998, the Company extended $220,000 notes payable under the same terms and conditions for an additional 45 days. In connection with this extension, warrants exercisable for 110,000 shares of the Company's common stock were issued to the investors. On July 27, 1998, the Company extended $210,000 notes payable under the same terms and conditions for an additional 90 days. In connection with this extension, warrants exercisable for 210,000 shares of the Company's common stock were issued to the investors. On October 25, 1998, the Company extended $140,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of issued warrants. In connection with this extension, warrants exercisable for 280,000 shares of the Company's common stock exercisable at $0.375 per share were issued to the investors.

PREFERRED STOCK

On April 24, 1998, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement providing for the private placement of up to 3,000 shares of a newly authorized series of preferred stock. The Company received gross proceeds of $800,000 in April 1998, $100,000 in July 1998 and $100,000
in September 1998 from the sale of 1,600, 200 and 200 shares, respectively, of Series A Preferred Stock to three private investors pursuant to the Series A Convertible Preferred Stock Purchase Agreement

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

3. CONVENTIONAL CASTING CENTER ("PRODUCTION PARTS"): Revenues result from the production, and sale of production quantities of cast and machined aluminum parts for industrial customers. The Company generates revenues in this area through Altop, its aluminum foundry and machine shop. This center is limited to conventional casting and machining of aluminum parts that do not utilize DSPC made tooling.

4. DSPC TECHNOLOGY CENTER: Revenues result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein Soligen provides technological expertise.


RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1998 and the three and six months ended September 30, 1998 and 1997 were as follows:

                  THREE MONTHS
                      ENDED      THREE MONTHS ENDED      SIX MONTHS ENDED
                     JUNE 30,        SEPTEMBER 30,         SEPTEMBER 30,
                     -------         -------------        --------------
                      1998         1998         1997        1998        1997
                      ----         ----         ----        ----        -----
 Parts Now       $   715,000  $   467,000  $   126,000 $ 1,182,000  $   624,000
 -Registered
 Trademark-
 DSPC-Registered     600,000      419,000      604,000   1,019,000    1,024,000
 Trademark-
 production
 Production          288,000      231,000      229,000     519,000      447,000
 parts
 DSPC-Registered      37,000       50,000      305,000      87,000      402,000
 Trademark-      ----------   ----------   ----------  ----------   ---------
 technology
 Total revenues  $ 1,640,000  $ 1,167,000  $ 1,264,000  $2,807,000  $ 2,497,000
                  ----------   ----------   ----------  ----------   ---------
                  ----------   ----------   ----------  ----------   ---------

Combined revenues for Parts Now and DSPC increased 21% to $886,000 in the second quarter ended September 30, 1998 from $730,000 in the similar period last year. Combined revenues for Parts Now and DSPC for the six months ended September 30, 1998 increased to $2,201,000 from $1,648,000 or 34% over the six months ended September 30, 1997 reflecting acceptance of the Company's core business in the market place. Parts Now and DSPC combined revenues decreased 33% to $886,000 in the second quarter ended September 30, 1998 from $1,315,000 in the first quarter ended June 30, 1998.

Production parts (Altop) revenues increased to $231,000 or 1% from $229,000 for the three months ended September 30, 1998 and 1997, respectively, and increased to $519,000 or 16% from $447,000 for the six months ended September 30, 1998 and 1997, respectively. Production parts decreased to $231,000 or 20% in the second quarter ended September 30, 1998 from $288,000 in the first quarter ended June 30, 1998. Revenues for production parts are in response to the requirements of a repeatable base of customers and fluctuations of this magnitude are considered normal.

DSPC Technology revenues decreased to $50,000 from $305,000 for the quarters ended September 30, 1998 and 1997, respectively, and decreased to $87,000 from $402,000 for the six months ended September 30, 1998 and 1997, respectively. The quarter ended September 30, 1997 included a $250,000 machine sale. The sale of a DSPC machine is an unusual event and is a part of the Company's support of MIT's licensees. Future sales of machines to other MIT licensees will depend on the development of their business. DSPC Technology's revenues increased to $50,000 for the quarter ended September 30, 1998 from $37,000 for the quarter ended June 30, 1998.

Total revenues for the quarter ended September 30, 1998 decreased 8% to $1,167,000 from $1,264,000 for the similar quarter last year. Total revenues for the six months ended September 30, 1998 increased 12% to $2,807,000 from $2,497,000 for the six months ended September 30, 1997. The Company's revenues decreased to $1,167,000 or 29% for the second quarter ended September 30, 1998 from $1,640,000 for the first quarter ended June 30, 1998.

Gross profit decreased to $99,000 for the quarter ended September 30, 1998 from $374,000 in the similar quarter last year. For the six months ended September 30, 1998, gross profit decreased to $643,000 from $727,000 for the quarter ended September 30, 1997. During fiscal 1998, the Company assembled a manufacturing capacity to produce at revenue levels in excess of $7 million per annum. The manufacturing capability was in place during the second quarter of fiscal 1999 during which time a slowdown for prototype parts occurred. This created idle capacity with redundant costs in place. The Company reviewed its cost structure and during the third quarter of fiscal 1999 has taken action to bring costs more in line with production.

Research and development expenses were $263,000 and $256,000 for the quarters ended September 30, 1998 and 1997, respectively. For the six months ended September 30, 1998 and 1997, research and development expenses were $507,000 and $519,000, respectively. The Company intends to continue development of the DSPC technology and its applications as a key to its business strategy.

Selling expenses increased to $192,000 for the quarter ended September 30, 1998 from $129,000 in the similar quarter last year. For the six months ended September 30, 1998 and 1997, selling expenses increased to $372,000 from $265,000, respectively. The increase in selling expenses was the result of costs associated with expansion of the mid-west sales force.

General and administrative expenses decreased to $270,000 for the quarter ended September 30, 1998 from $302,000 for the quarter ended September 30, 1997. General and administrative expenses decreased to $506,000 for the six months ended September 30, 1998 from $512,000 for the six months ended September 30, 1997.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS No. 123 (Accounting for Stock-Based Compensation), non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $38,000 and $76,000 non-cash compensation expense, in the quarter and six months ended September 30, 1998 and $39,000 and $78,000 in the quarter and six months ended for similar periods last year. The Company expects to recognize approximately $156,000 non-cash compensation expense during fiscal 1999.

Interest expense increased to $55,000 in the quarter ended September 30, 1998 from $11,000 in the similar quarter ended last year. For the six months ended September 30, 1998 and 1997, interest expense increased to $111,000 from $15,000. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $35,000 and $70,000 non-cash interest expense, respectively, in the quarter and six months ended September 30, 1998. The Company expects to recognize approximately $134,000 non-cash interest expense during fiscal 1999. The additional interest expense in the amount of $20,000 and $41,000 for the quarter and six months ended September 30, 1998 was the result of payments made for capital leases, other notes payable, short-term debt investors and the commercial lender associated with the revolving line of credit.

CASH AND SOURCES OF LIQUIDITY

At September 30, 1998, working capital decreased to $438,000 compared to working capital of $838,000 at June 30, 1997 and increased from $177,000 at March 31, 1998. The increase in working capital from March 31, 1998 to September 30, 1998 was due primarily to the preferred stock offerings that provided $957,000, net of issuance costs. At September 30, 1998, the Company had $1,430,000 in cash and accounts receivable, compared to cash and accounts receivable of $1,758,000 at June 30, 1998 and $1,473,000 at March 31, 1998.

In April 1998, the Company received net proceeds of $775,000 from the sale of 1,600 shares of Series A Preferred Stock to two private investors. The Series A Convertible Preferred Stock Purchase Agreement, as amended, between the Company and these investors, permitted additional sales of Series A Preferred Stock to be completed prior to September 8, 1998. In July 1998, the Company received additional net proceeds of $88,000 from the sale of 200 shares of Series A Preferred Stock to the same two private investors pursuant to the Series A Convertible Preferred Stock Purchase Agreement. In addition, in September 1998, the Company received additional net proceeds of $94,000 from the sale of 200 shares of Series A Preferred Stock to a third investor pursuant to the Series A Convertible Preferred Stock Purchase Agreement.

In August 1997, the Company entered into an agreement with a commercial lender for an up to $1 million revolving line of credit, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 75% of eligible accounts receivable. In July 1998, the agreement was extended for an additional year to provide the $1 million revolving line of credit at an advance rate of 80% of eligible accounts receivable. At September 30, 1998, the Company had $582,000 accounts receivables, net of Altop's accounts receivables; historically 35% to 45% accounts receivable have been eligible for borrowing from the commercial lender.

The Company requires significant funds to expand and continue operations. The Company believes the current cash on hand and its revolving line of credit will be sufficient to meet its working capital and capital expenditures requirements through March 31, 1999. The Company is actively seeking to raise additional funds; however, there can be no assurance to the success of these efforts.

IMPACT OF YEAR 2000

The Company reviewed its hardware and related software used for operations and financial management and made necessary changes to become Year 2000 compliant. The incremental costs to become compliant did not have a material effect on the Company's consolidated financial statements. The Company is attempting to contact major vendors and other third parties that do business with the Company to check on the status of their efforts to resolve any Year 2000 issues. The Company is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved third party issues; there can be no assurance that these entities will achieve timely Year 2000 compliance and therefore could have a material impact on the Company's operations.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 24, 1998, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement providing for the private placement of up to 3,000 shares of a newly authorized series of preferred stock. The Company received gross proceeds of $800,000 in April 1998, $100,000 in July 1998 and $100,000
in September 1998 from the sale of 1,600, 200 and 200 shares, respectively, of Series A Preferred Stock to three private investors pursuant to the Series A Convertible Preferred Stock Purchase Agreement.

In December 1997, the Company's Board of Directors approved a short-term debt and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for a
cumulative total of 520,000 shares of the Company's common stock).   The
warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were private investors. On June 12, 1998, the Company extended $220,000 notes payable under the same terms and conditions for an additional 45 days. In connection with this extension, warrants exercisable for 110,000 shares of the Company's common stock were issued to the investors. On July 27, 1998, the Company extended $210,000 notes payable under the same terms and conditions for an additional 90 days. In connection with this extension, warrants exercisable for 210,000 shares of the Company's common stock were issued to the investors. On October 25, 1998, the Company extended $140,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of issued warrants. In connection with this extension, warrants exercisable for 280,000 shares of the Company's common stock exercisable at $0.375 per share were issued to the investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 17, 1998, the Company held its 1998 Annual Meeting of Shareholders, at which the following actions were taken:

1. The Shareholders elected the five nominees for Director to the Board of Directors of the Company. The five Directors elected were Yehoram Uziel, Mark W. Dowley, Kenneth T. Friedman, Patrick J. Lavelle and Darryl J. Yea (23,418,207, 23,418,507, 23,418,507, 23,418,607 and
    23,418,507 shares were voted affirmatively and 35,240, 34,940, 34,940, 34,840 and 34,940, shares abstained from voting for each of the nominees named, respectively).

2. The Shareholders ratified the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ended March 31, 1999 (23,411,307 shares were voted affirmatively, 22,940 shares voted negatively and 19,200 shares abstained from voting on this proposal).

ITEM 5.  OTHER INFORMATION

See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash and Sources of Liquidity above for description of sale of additional shares of Series A Preferred Stock that occurred in April, 1998, July 1998 and September 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:  The following exhibits are filed as part of this report:

        EXHIBIT
        NUMBER            DESCRIPTION
       ------            -------------
        11.1       Computation of Net Loss Per Share
        27         Financial Data Schedule for the Quarter Ended
                   September 30, 1998

(b)  Reports on Form 8-K.

     None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              SOLIGEN TECHNOLOGIES, INC.

Date:  November 11, 1998      By:  /s/ Yehoram Uziel
                              ----------------------------
                               Yehoram Uziel
                               President, CEO and Chairman of the Board
                               (Principal executive officer)

Date:  November 11, 1998      By:  /s/ Robert Kassel
                              ------------------------------
                               Robert Kassel
                               Chief Financial Officer
                               (Principal financial officer)