Form 10QSB
period 1998-12-31
SOLIGEN TECHNOLOGIES INC
filed 1999-02-16
CIK 916460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-QSB


             [X] QUARTERLY RE PORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's Common Stock outstanding as of February 3, 1999:
32,682,338


          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I              FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements

                    Consolidated Balance Sheets at December 31, 1998 (unaudited)
                    and March 31, 1998.........................................................         3

                    Consolidated Statements of Operations for the nine months ended
                    December 31, 1998 and 1997 (unaudited).....................................         4

                    Consolidated Statements of Cash flows for the nine months ended
                    December 31, 1998 and 1997 (unaudited).....................................         5

                    Notes to Consolidated Financial Statements.................................         6

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations  ....................................................         8



PART II             OTHER INFORMATION

Item 2.             Changes in Securities and Use of Proceeds..................................         13

Item 5.             Other Information  ........................................................         14

Item 6.             Exhibits and Reports on Form 8-K...........................................         15

                    Signatures  ...............................................................         16

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,          MARCH 31,
                                                                                    1998                 1998
                                                                                    ----                 ----
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
  Cash                                                                          $       644,000     $      215,000
  Accounts receivable                                                                   860,000          1,258,000
  Inventories                                                                            99,000            118,000
  Prepaid expenses                                                                       43,000            104,000
                                                                                ---------------     --------------
          Total current assets                                                        1,646,000          1,695,000
Property, plant and equipment                                                         2,279,000          2,197,000
  Less:  allowance for depreciation and amortization                                  1,644,000          1,350,000
                                                                                ---------------     --------------
Net property, plant and equipment                                                       635,000            847,000
Other assets                                                                             22,000             37,000
                                                                                ---------------     --------------
          TOTAL ASSETS                                                          $     2,303,000     $    2,579,000
                                                                                ---------------     --------------
                                                                                ---------------     --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                 $       557,000     $      566,000
  Trade accounts payable                                                                195,000            485,000
  Payroll and related expenses                                                          215,000            186,000
  Accrued expenses                                                                      364,000            184,000
  Deferred revenue                                                                      154,000             97,000
                                                                                ---------------     --------------
          Total current liabilities                                                   1,485,000          1,518,000
Notes payable, net of current portion                                                    14,000             25,000
Stockholders' equity:
  Preferred stock, no par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,000 shares at December 31, 1998                          957,000                 --
  Common stock, no par value:
    Authorized - 90,000,000 shares
    Issued and outstanding - 32,682,338 shares
    at December 31, 1998 and at March 31, 1998                                       10,478,000         10,294,000
Accumulated deficit                                                                 (10,631,000)        (9,258,000)
                                                                                ---------------     --------------
          TOTAL STOCKHOLDERS' EQUITY                                                    804,000          1,036,000
                                                                                ---------------     --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     2,303,000     $    2,579,000
                                                                                ---------------     --------------
                                                                                ---------------     --------------

   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      DECEMBER 31,                          DECEMBER 31,
                                               -----------------------------        -------------------------------
                                                   1998             1997                1998             1997
                                               -----------      ------------        ------------       ------------
REVENUES                                       $ 1,317,000       $ 1,188,000        $  4,124,000       $  3,685,000

COST OF REVENUES                                 1,025,000           818,000           3,189,000          2,588,000
                                               -----------       -----------        ------------       ------------

     Gross profit                                  292,000           370,000             935,000          1,097,000
                                               -----------       -----------        ------------       ------------

OPERATING EXPENSES:
  Research and development                         251,000           261,000             758,000            780,000
  Selling                                          179,000           143,000             551,000            408,000
  General and administrative                       233,000           278,000             739,000            790,000
  Non-cash compensation                             38,000            39,000             114,000            117,000
                                               -----------       -----------        ------------       ------------

     Total operating expenses                      701,000           721,000           2,162,000          2,095,000
                                               -----------       -----------        ------------       ------------

     Loss from operations                         (409,000)         (351,000)         (1,227,000)          (998,000)

OTHER INCOME (EXPENSE):
  Interest income                                    5,000                --              10,000              2,000
  Interest expense                                 (49,000)           (8,000)           (160,000)           (23,000)
  Other income                                         --            152,000               8,000            152,000
                                               -----------       -----------        ------------       ------------


     Total other income (expense)                  (44,000)          144,000            (142,000)          (131,000)
                                               -----------       -----------        ------------       ------------

     LOSS BEFORE PROVISION FOR
           INCOME TAXES                           (453,000)         (207,000)         (1,369,000)          (867,000)

Provision for state income taxes                     2,000                --               4,000              1,000
                                               -----------       -----------        ------------       ------------

     NET LOSS                                  $  (455,000)      $ (207,000)        $ (1,373,000)      $   (868,000)
                                               -----------       -----------        ------------       ------------

     BASIC AND DILUTED
           NET LOSS PER SHARE                  $     (0.01)      $     (0.01)       $      (0.04)      $      (0.03)
                                               -----------       -----------        ------------       ------------
                                               -----------       -----------        ------------       ------------



   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                          -----------------
                                                                                       1998               1997
                                                                                      ------             ------

Cash flows from operating activities
  Net loss                                                                     $   (1,373,000)       $  (868,000)
    Depreciation and amortization                                                     294,000            293,000
    Non-cash interest expense                                                         105,000                 --
    Non-cash compensation expense                                                     114,000            117,000
    Changes in assets and liabilities:
      Decrease in accounts receivable                                                 398,000             76,000
      Decrease in inventories                                                          19,000             63,000
      (Increase) decrease in prepaid expenses                                          26,000             (7,000)
      Increase (decrease) in trade accounts payable                                  (290,000)           159,000
      Increase in payroll and related expenses                                         29,000              5,000
      Increase in accrued expenses                                                    180,000              4,000
      Increase in deferred revenues                                                    57,000             38,000
      (Increase) decrease in other assets                                              15,000             (6,000)
                                                                                -------------        -----------

      Net cash used for operating activities                                         (426,000)          (126,000)
                                                                                -------------        -----------

Cash flows from investing activities:
  Additions in property, plant and equipment                                          (82,000)          (126,000)
                                                                                -------------        -----------

      Net cash used for investing activities                                          (82,000)          (126,000)
                                                                                -------------        -----------

Cash flows from financing activities:
  Principal payments under capital lease obligations                                  (42,000)           (27,000)
  Payments on notes payable                                                          (187,000)            (4,000)
  Cancellation of notes payable to former owners of A-RPM                                  --           (205,000)
  Exercise of warrants and sale of common stock                                            --            291,000
  Net borrowings under revolving line of credit                                       179,000                 --
  Proceeds from issuance of notes payable                                              30,000            220,000
  Preferred stock, net of issuance costs                                              957,000                 --
                                                                                -------------        -----------

      Net cash provided by financing activities                                       937,000            275,000
                                                                                -------------        -----------

Net increase (decrease) in cash                                                       429,000             23,000

      Cash - beginning of period                                                      215,000            506,000
                                                                                -------------        -----------

      Cash - end of period                                                      $     644,000        $   529,000
                                                                                -------------        -----------
                                                                                -------------        -----------


   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the nine month period ended December 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1998, is derived from Soligen Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                             DECEMBER 31, 1998
                                            -------------------

Raw materials and parts                        $      90,000
Work in process                                        1,000
Finished goods                                         8,000
                                              --------------

              Total inventories                $      99,000
                                              --------------
                                              --------------


DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at December 31, 1998:

Notes to various investors and related parties, bearing
   interest at 12 percent, due in April 1999                                     170,000
Note to GMAC, bearing interest at 1/2 percent, due in
   August 2001                                                                    21,000
Revolving line of credit, secured by certain assets
   bearing interest at the bank's prime rate (7 3/4 percent
   at December 31, 1998) plus 3 percent                                          325,000
Capital leases                                                                    55,000
                                                                            ------------
                                                                                 571,000

Less - current portion                                                          (557,000)
                                                                            ------------

                                                                            $     14,000
                                                                            ------------
                                                                            ------------

In December 1997, the Company's Board of Directors approved a short-term subordinated promissory note and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for a cumulative total of 520,000 shares of the Company's common stock). The warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were private investors. On June 12, 1998, the Company extended $220,000 notes payable under the same terms and conditions for an additional 45 days. In connection with this extension, warrants exercisable for 110,000 shares of the Company's common stock were issued to the investors. On July 27, 1998, the Company extended $210,000 notes payable under the same terms and conditions for an additional 90 days. In connection with this extension, warrants exercisable for 210,000 shares of the Company's common stock were issued to the investors. On October 25, 1998, the Company extended $140,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 280,000 shares of the Company's common stock exercisable at $0.375 per share were issued to the investors.

In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering is for accredited investors only pursuant to Regulation D and Rule 506 thereunder. Such notes are to bear interest at 12% per annum and to be due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's common stock. The warrants are exercisable for a period of five years.


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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

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

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc ("STI") and its wholly-owned subsidiary Soligen, Inc. ("Soligen") (collectively referred to herein as the "Company" including the notes thereto, included elsewhere in this Quarterly Report. On December 31, 1998, Altop, Inc., a wholly- owned subsidiary of Soligen Technologies, Inc., was merged into Soligen, Inc. and will operate as Soligen
- Santa Ana Division.

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

The DSPC System can also be used to produce the production tooling (usually made of steel), required to cast the parts in larger production runs. To capitalize on this advantage, the Company plans to form a network of rapid response production facilities owned either by the Company or by licensed third parties. This network will operate under the trade name Parts Now(-Registered Trademark-) service. These facilities will include DSPC production facilities anD foundries with in-house machine shops. The Company intends to establish itself as a leading manufacturer of cast metal parts by providing a seamless transition from CAD file to finished part.

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

3. CONVENTIONAL CASTING CENTER ("PRODUCTION PARTS"): Revenues result from the production, and sale of production quantities of cast and machined aluminum parts for industrial customers. The Company generates revenues in this area through its aluminum foundry and machine shop division in Santa Ana, CA. This center is limited to conventional casting and machining of aluminum parts that do not utilize DSPC made tooling.

4. DSPC TECHNOLOGY CENTER: Revenues result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein Soligen provides technological expertise.


RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1998 and the three and nine months ended December 31, 1998 and 1997 were as follows:

                                          THREE MONTHS
                                             ENDED                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                          SEPTEMBER 30,               DECEMBER 31,                        DECEMBER 31,
                                          ------------               ------------                        ------------
                                             1998              1998               1997              1998               1997
                                             ----              ----               ----              ----               ----
Parts Now-Registered Trademarks-        $     467,000     $    601,000      $     457,000      $  1,783,000      $   1,081,000
DSPC-Registered Trademark- production         419,000          482,000            472,000         1,501,000          1,496,000
Production parts                              231,000          204,000            188,000           723,000            635,000
DSPC-Registered Trademark- technology          50,000           30,000             71,000           117,000            473,000
                                        ---------------   --------------     ---------------   --------------     --------------
           Total revenues               $   1,167,000      $ 1,317,000       $  1,188,000      $  4,124,000      $   3,685,000
                                        ---------------   --------------     ---------------   --------------     --------------
                                        ---------------   --------------     ---------------   --------------     --------------

Combined revenues for Parts Now and DSPC increased 22% to $1,083,000 in the third quarter ended December 31, 1998 from $886,000 for the quarter ended September 30, 1998. Parts Now and DSPC combined revenues increased 17% to $1,083,000 in the third quarter ended December 31, 1998 from $929,000 in the similar quarter last year. Combined revenues for Parts Now and DSPC for the nine months ended December 31, 1998 increased to $3,284,000 from $2,577,000 or 27% over the nine months ended December 31, 1997 reflecting increased acceptance of the Company's core business in the market place.

Production parts revenues decreased to $204,000 for the quarter ended December 31, 1998 or 12% from $231,000 for the quarter ended September 30, 1998. Production parts revenues increased to $204,000 for the three months ended December 31, 1998 from $188,000 or 9% for the similar period last year and revenues increased to $723,000 for the nine months ended December 31, 1998 from $635,000 or 14% for the similar period last year.

DSPC Technology revenues decreased to $30,000 for the quarter ended December 31, 1998 from $50,000 for the quarter ended September 30, 1998. In addition, DSPC Technology revenues decreased to $30,000 from $71,000 for the quarters ended September 30, 1998 and 1997, respectively, and decreased to $117,000 from $473,000 for the nine months ended December 31, 1998 and 1997, respectively. The nine months period ended December 31, 1997 included a $250,000 machine sale. The sale of a DSPC machine is an unusual event and is part of the Company's support of MIT's licensees. Future sales of machines to other MIT licensees will depend on the development of their business.

The Company's total revenues increased to $1,317,000 or 13% for the third quarter ended December 31, 1998 from $1,167,000 for the second quarter ended September 30, 1998. Total revenues for the quarter ended December 31, 1998 increased 11% to $1,317,000 from $1,188,000 for the similar quarter last year. Total revenues for the nine months ended December 31, 1998 increased 12% to $4,124,000 from $3,685,000 for the nine months ended December 31, 1997.

Gross profit decreased to $292,000 for the quarter ended December 31, 1998 from $370,000 in the similar quarter last year. For the nine months ended December 31, 1998, gross profit decreased to $935,000 from $1,097,000 for the similar period last year. During fiscal 1998, the Company assembled a manufacturing capacity to produce at revenue levels in excess of $7 million per annum. The manufacturing capacity was in place during the second quarter of fiscal 1999 during which time a slowdown for prototype parts occurred. This created idle capacity with redundant costs in place. The Company reviewed its cost structure and during the third quarter of fiscal 1999 has taken action to bring costs more in line with production. As a result, gross margin for the quarter ended December 31, 1998 increased to 22% from 8% for the quarter ended September 30, 1998 on an increased revenue of 13% during similar periods.

Research and development expenses were $251,000 and $261,000 for the quarters ended December 31, 1998 and 1997, respectively. For the nine months ended December 31, 1998 and 1997, research and development expenses were $758,000 and $780,000, respectively. The Company intends to continue development of the DSPC technology and its applications as a key to its business strategy.

Selling expenses increased to $179,000 for the quarter ended December 31, 1998 from $143,000 in the similar quarter last year and increased to $551,000 for the nine months ended December 31 1998, from $408,000 in the similar period last year. The increase in selling expenses was the result of costs associated with expansion of the mid-west sales force.

General and administrative expenses decreased to $233,000 for the quarter ended December 31, 1998 from $278,000 for the quarter ended December 31, 1997. General and administrative expenses decreased to $739,000 for the nine months ended December 31, 1998 from $790,000 for the nine months ended December 31, 1997.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS No. 123 (Accounting for Stock-Based Compensation), non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $38,000 and $114,000 non-cash compensation expense, in the quarter and nine months ended December 31, 1998 and $39,000 and $117,000 in the quarter and nine months ended for similar periods last year. The Company expects to recognize approximately $150,000 non-cash compensation expense during fiscal 1999.

Interest expense increased to $49,000 in the quarter ended December 31, 1998 from $8,000 in the similar quarter ended last year. For the nine months ended December 31, 1998 and 1997, interest expense increased to $160,000 from $23,000. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $35,000 and $105,000 non-cash interest expense, respectively, in the quarter and nine months ended December 31, 1998. The Company expects to recognize approximately $134,000 non-cash interest expense during fiscal 1999. The additional interest expense in the amount of $14,000 and $55,000 for the quarter and nine months ended December 31, 1998 was the result of payments made for capital leases, other notes payable, short-term debt investors and the commercial lender associated with the revolving line of credit.

CASH AND SOURCES OF LIQUIDITY

At December 31, 1998, working capital decreased to $161,000 compared to working capital of $438,000 at September 30, 1998, $838,000 at June 30, 1998 and
$177,000 at March 31, 1998. At December 31, 1998, the Company had $1,504,000 in
cash and accounts receivable, compared to cash and accounts receivable of $1,430,000 at September 30, 1998, $1,758,000 at June 30, 1998 and $1,473,000 at
March 31, 1998.

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

In August 1997, the Company entered into an agreement with a commercial lender for an up to $1 million revolving line of credit, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 75% of eligible accounts receivable. In July 1998, the agreement was extended for an additional year to provide the $1 million revolving line of credit at an advance rate of 80% of eligible accounts receivable. At December 31, 1998, the Company had $746,000 accounts receivables, net of Soligen's Santa Ana Division accounts receivables; historically 35% to 45% accounts receivable have been eligible for borrowing from the commercial lender.

The Company requires significant funds to expand and continue operations. Based upon current projections the Company believes the current cash on hand and its revolving line of credit will be sufficient to meet its working capital and capital expenditures requirements through August 1999. The Company is actively seeking to raise additional funds; however, there can be no assurance as to the success of these efforts.

IMPACT OF YEAR 2000

The Company reviewed its hardware and related software used for operations and financial management and made necessary changes to become Year 2000 compliant. The incremental costs to become compliant did not have a material effect on the Company's consolidated financial statements. The Company has and continues to contact major vendors and other third parties that do business with the Company to check on the status of their efforts to resolve any Year 2000 issues. The Company will prepare a contingency plan, where possible and as necessary, based on Year 2000 readiness of major vendors and customers. The Company is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved third party issues; there can be no assurance that these entities will achieve timely Year 2000 compliance and therefore could have a material impact on the Company's operations.


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

In December 1997, the Company's Board of Directors approved a short-term subordinated promissory note and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for a cumulative total of 520,000 shares of the Company's common stock). The warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were private investors. On June 12, 1998, the Company extended $220,000 notes payable under the same terms and conditions for an additional 45 days. In connection with this extension, warrants exercisable for 110,000 shares of the Company's common stock were issued to the investors. On July 27, 1998, the Company extended $210,000 notes payable under the same terms and conditions for an additional 90 days. In connection with this extension, warrants exercisable for 210,000 shares of the Company's common stock were issued to the investors. On October 25, 1998, the Company extended $140,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 280,000 shares of the Company's common stock exercisable at $0.375 per share were issued to the investors.

In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering is for accredited investors only pursuant to Regulation D and Rule 506 thereunder. Such notes are to bear interest at 12% per annum and to be due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's common stock. The warrants are exercisable for a period of five years.


ITEM 5.  OTHER INFORMATION

1. See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash and Sources of Liquidity above for description of sale of additional shares of Series A Preferred Stock that occurred in April, 1998, July 1998 and September 1998.

2. The Nasdaq-Amex staff has notified the Company of their determination to proceed with the filing of an application with the SEC to strike the Company's Common Stock from listing and registration on the Emerging Company Marketplace of the Exchange. This determination is based on the Company not meeting the continued listing guidelines. This notification indicated that with a stock of $0.31 per share and shareholders' equity of $1,200,000 at September 30, 1998, the Company did not meet the continued listing guideline requiring shareholders' equity of $2,000,000 (if the market price of a company's common shares is below $1.00 per share). The Company has appealed this determination and a hearing is to be held March 29, 1999. In the event the Company's Common Stock is delisted from the American Stock Exchange's Emerging Company Marketplace, trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. and on the Vancouver Stock

     Exchange under the symbol SGT. As a consequence of such delisting by Nasdaq-Amex, the Company may find it more difficult to raise additional funds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: The following exhibits are filed as part of this report:

        EXHIBIT
        NUMBER                           DESCRIPTION
       --------                         -------------
         11.1     Computation of Net Loss Per Share
         27       Financial Data Schedule for the Quarter Ended December 31, 1998

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                           SOLIGEN TECHNOLOGIES, INC.


Date:  February 10, 1999           By:  /S/ YEHORAM UZIEL
                                       ----------------------------------------
                                        Yehoram Uziel
                                        President, CEO and Chairman of the Board
                                        (Principal executive officer)



Date:  February 10, 1999           By:  /S/ ROBERT KASSEL
                                       ----------------------------------------
                                        Robert Kassel
                                        Chief Financial Officer
                                        (Principal financial officer)