Form 10KSB
period 1999-03-31
SOLIGEN TECHNOLOGIES INC
filed 1999-06-29
CIK 916460

   ---------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                 -------------------------------------------

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                      OR
            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _______ TO ________

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

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE
              ----------------------------------------------------

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

         THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED MARCH 31, 1999 WERE $5,721,000.

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH STOCK, AS OF JUNE 18,1999 WAS APPROXIMATELY $12,342,000.

         AS OF JUNE 18, 1999, THERE WERE 32,911,641 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

         THE INDEX TO EXHIBITS APPEARS ON PAGE 19 OF THIS DOCUMENT.
                 -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         THE REGISTRANT HAS INCORPORATED INTO PART III OF THIS FORM 10-KSB BY REFERENCE PORTIONS OF ITS PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS.
--------------------------------------------------------------------------------

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-KSB

                        FOR THE YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                           Page
PART I

  Item 1.     Description of Business ....................................    1

  Item 2.     Description of Properties ..................................   11

  Item 3.     Legal Proceedings ..........................................   11

  Item 4.     Submission of Matters to a Vote of Security Holders ........   11

PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters ...   11

  Item 6.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ...........................   12

  Item 7.     Financial Statements ........................................  18

  Item 8.     Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure ............................   18

PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act ...   18

  Item 10.    Executive Compensation .....................................   19

  Item 11.    Security Ownership of Certain Beneficial Owners and Management 19

  Item 12.    Certain Relationships and Related Transactions .............   19

  Item 13.    Exhibits and Reports on Form 8-K ...........................   19

Signatures ...............................................................   40

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS.
SEE ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS."

The Company is a Wyoming corporation that was organized in 1993. The Company's wholly-owned subsidiary, Soligen, Inc. ("Soligen"), is a Delaware corporation that was organized in 1991 and commenced operations in 1992. The Company's principal executive office is located at 19408 Londelius Street, Northridge, California 91324, telephone (818) 718-1221. References to the Company include Soligen Technologies, Inc., its subsidiary and predecessors unless the context indicates otherwise.

While the Company has completed its transition from a development stage to a revenue generating company, nevertheless it continues to invest heavily in R&D and as a result will continue to need to raise additional capital in order to fund future expansion and operations. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity."

BUSINESS OF COMPANY

The Company has developed a proprietary technology known as Direct Shell Production Casting ("DSPC-Registered Trademark-"). This technology is embodied in the Company's DSPC 300 System (the "DSPC System"), which produces ceramic casting molds directly from Computer Aided Design ("CAD") files. These ceramic molds are used to cast metal parts that conform to the CAD design. This unique capability distinguishes the DSPC System from rapid prototyping technologies that are characterized by the ability to produce non-functional, three-dimensional representations of parts from CAD files. The Company's DSPC System is based upon proprietary technology developed by the Company and certain patent and other proprietary rights licensed to Soligen, a wholly-owned subsidiary of the Company, by the Massachusetts Institute of Technology ("MIT") pursuant to a license agreement (the "License") dated October 18, 1991, as amended. Pursuant to the License, MIT granted Soligen an exclusive, world-wide license until October 1, 2006 to develop, manufacture, market and sell products utilizing certain technology and processes for the production of ceramic casting molds for casting metal parts. The license continues on a non-exclusive basis thereafter until the expiration of the last patent relating to the licensed technology. The exclusive period may be extended by mutual agreement of both parties.

The Company believes that the rapid mold production capabilities of the DSPC System provide a substantial competitive advantage over existing producers of cast metal parts. Use of the DSPC System eliminates the need to produce tooling (patterns and core boxes) for limited runs of metal parts, thereby reducing both the time and the labor otherwise required to produce ceramic casting molds for casting the metal parts. It provides for a paradigm shift by enabling engineers to postpone the design or the fabrication of production casting tooling until after the designed part has been functionally tested. This ability to evaluate a functional part, in addition to expediting the design verification and testing, enables manufacturers to save time and money by successfully designing the production casting tools, which are required for large production runs, with very little chance for error, on the first attempt.

The DSPC System can also be used to produce the production tooling (usually made of steel), required to cast the parts in larger production runs. To capitalize on these advantages the Company plans to form two networks of DSPC facilities. To address the needs in the market for short and medium runs the Company plans to form a network of rapid response production facilities owned either by the Company or by licensed third parties. This network will operate under the trade name Parts Now-Registered Trademark- service. These production facilities will include DSPC, conventional casting and CNC machining facilities able to produce small to medium runs. To address the needs of mass manufacturing of cast metal parts, the Company plans to form a network of alliances or joint ventures with mass manufacturing foundries, enabling each of them to operate a captive licensed DSPC center, independently or as a joint venture with the Company. These captive DSPC centers will enable mass manufacturers to better participate in concurrent engineering programs with their customers. It will allow them to postpone the need to design tooling until after the cast part is fully tested and then produce the production tooling, and their refurbishing by using DSPC to cast them in near net shape. With these two networks in place, the Company intends to establish itself as a leading manufacturer of cast metal parts by providing a seamless transition from CAD file to finished production part.

The Company's first rapid response production facility consists of an aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company's headquarters in Northridge, California. The Company has initiated discussions to form two additional Parts Now centers, one in France and one in Saginaw, Michigan. At the DSPC California production facilities, the Company uses CAD files obtained from customers to produce ceramic molds. Metal is then cast into the ceramic molds at a foundry to yield metal parts identical to the customer's CAD files. The parts are cast either at the Company's aluminum foundry, or at other foundries. The customer is free to experiment with different designs or alloys. To better and more quickly service its customers, the Company has established a Parts Now on-line service on the Company's dedicated computerized bulletin board and an interactive Web site (www.partsnow.com) on the Internet. The customer's CAD file can be transmitted by modem, Internet or delivery of a standard disk or tape.

CORE TECHNOLOGY

DSPC is based on Three Dimensional Printing ("3DP-TM-"), a technology invented at the Massachusetts Institute of Technology in Cambridge, Massachusetts. 3DP automatically generates solid objects directly from CAD files by selectively bonding together particles of powdered material with a liquid binder.

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

To create a typical cast part, the part is first designed by the customer using commercially available CAD software. This CAD file is transferred to the Company, and used to design a casting mold by using proprietary software and then adding a gating or "plumbing" system for distributing molten metal from a central pouring cup to the cavities of the casting mold. As with all metal casting processes, several parts may be cast at once by joining individual molds with gating into a "tree" or multi-cavity structure. With DSPC, the part or tree is constructed on the screen of Soligen's CAD system, appearing as a graphical representation, and where the design may be adjusted as needed to ensure distribution of the molten metal.

Once a satisfactory mold has been designed, the computer file is used to automatically generate the mold. The DSPC system includes a bin that contains powder. The bin is fitted with a piston which can be moved vertically in precise increments under computer control. Above the piston is a hopper containing finely-divided ceramic powder. A roller located at the upper edge of the bin rotates while moving across the powder. Above the bin containing powder is a continuous-jet printhead. The printhead is supplied with a liquid binder and is moved across the powder surface under computer control, ejecting tiny drops of binder downward in a pattern that corresponds to the layer cross-section of the mold.

The binder bonds the powder particles together. Once a given layer is completed, the computerized model of the mold is sectioned again, and the cycle is repeated until all layers of the mold are formed. The unbound ceramic powder is removed, the ceramic mold fired, and the mold filled with molten metal. Once the metal has solidified, the mold is broken away, the gating system is removed, and the cast metal part is then finished (sanded, machined or sandblasted) and inspected.

A DSPC mold may contain integral ceramic cores, allowing a hollow metal part to be produced. Virtually any molten metal can be cast in DSPC molds. Parts have already been manufactured in such materials as aluminum, iron (including ductile iron), steel, stainless steel, magnesium, brass, bronze, copper, zinc, cobalt-chrome, and inconel (a high-performance nickel alloy).

MARKETS

The total annual market size for production of raw metal cast parts is approximately $120 billion worldwide, according to the American Foundrymen's Society. The Company concentrates on producing cast metal parts with complex geometry and core cavities, thin walls and high dollar value per part. Some of the Company's primary customers include companies in industries such as automotive, construction equipment, aerospace, and other Original Equipment Manufacturers ("OEMs"). Customers who could maximize the employment of Soligen's technological competitive advantage typically consist of companies that experience rapid rates of technological innovation, frequent design changes, and requirements to dramatically reduce "time to market." Their products consist of metal parts that frequently contain complex geometric configurations, especially in the interior of the part. The Company has focused on five market segments:

           - The primary and aftermarket automotive markets with focus on engine blocks, cylinder heads, transmission cases, axles, manifolds and other cast metal parts with complex core cavities and or geometry. The Company has established repeat business with Ford Motor Company, General Motors Corporation, DaimlerChrysler Corporation and some of their tier 1 and tier 2 suppliers such as Allied Signal, Inc., Navistar International Transportation Corporation, as well as major OEMs in Europe and Japan.

           - The marine, off-road, motorcycle and construction equipment manufacturers. In this market segment the Company has established repeat business with Caterpillar, Inc., Deere & Company, Harley-Davidson Motor Company, Mercury Marine, Inc. and other engine manufacturers.

           - The aerospace industry with focus on parts with complex geometry and core cavities. Presently the Company does not produce parts that are used for actual flight tests, or for critical parts for airplanes, since the DSPC is not a flight certified manufacturing process. The Company has not yet undertaken an effort to certify its facilities to comply with military and aerospace specifications.

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

DISTRIBUTION

Sales and distribution activities for the Company are managed from the Company's facilities in California. Direct sales and technical support service customers locally from offices in Detroit, Michigan, Columbus, Ohio, Tama, Iowa and Northridge, California. The Company plans to open additional regional offices, initially in the USA and later, internationally. In certain territories that are not currently covered by the Company's direct sales staff, the Company has engaged independent manufacturer's representatives.

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

CURRENT STATUS

In the three years ending fiscal 1995, the Company focused its efforts on the commercialization of the DSPC equipment; this effort is now complete. During this development program, the Company sold and installed developmental DSPC machines as well as several commercial DSPC 300 machines. The Company continues to enhance the performance of the DSPC machines. In January 1995, the Company established the first DSPC center at the Company's headquarters in Northridge, California. At present it operates one DSPC 300 machine and six DSPC 300G machines (a new version of the DSPC 300, on which development was completed during fiscal 1996). The Company plans to assemble an additional three DSPC 300G machines during fiscal 2000.

INTERNATIONAL

During fiscal 1997, Soligen entered the European market through the license of a DSPC machine with Centre De Transfert De Technologie Du Mans ("CTTM"). CTTM formed a consortium with several French companies including Renault, Peugeot, Snecma, Aerospatiale, Dassault and Thomson Electricite to launch the use of DSPC within the consortium. The parties planned to upgrade the DSPC center to a Parts Now center i.e., a full manufacturing center. The planned upgrade would include additional DSPC machines as well as other additional investments. At the present time a restructuring of the French operation is being considered so as commercialize the DSPC program in a more effective manner.

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

Except for die casting which is limited to low melting temperature alloys, casting involves creating a pattern and sometimes core boxes, (collectively called "tooling" or "casting tools") which are used to create sand or ceramic molds. The patterns are used to form the cavity for the external shape of the cast part whereas the core boxes are each used to create a sand object that reflects a cavity. These cores are then assembled into the sand mold and together they form the cavity that is to be filled with molten metal. For some parts with complex geometry and complex core cavity structure, a sand casting mold, consisting of many sections requires a lengthy assembly process. Molten metal is poured into these molds and the molds are destroyed after the metal solidifies. Casting provides geometrical flexibility and allows for the production of parts from virtually any metal with relatively little material waste. As volume requirements increase, the casting process becomes the fabrication process of choice since machining methods/costs become prohibitive.

Metal part designers are heavily constrained by conventional casting methods, due to long lead times and high costs of production tools (patterns and core boxes). The main constraint is the need to first produce patterns, or production tooling, prior to creating a first article part. For cast parts with complex core cavity structure, this is an expensive and time consuming process, since the geometry of the part needs to be analyzed and each separate core needs to be extracted and a proper core box designed and produced. Any design change in the part is a multi-step process that requires modifying or often redoing the tooling. This is an expensive and time consuming process that increases the probability of making mistakes; therefore, the key to competitiveness in the parts production market is the ability to create the production tooling (patterns, molds or dies) quickly and cost effectively. One way to accomplish quick and cost effective tooling is to utilize methods that will enable the cast parts manufacturer to produce the production tooling once and correctly on the first attempt. However, since casting requires tooling even for making a single mold (and therefore casting a single part), the only method to accomplish this goal is to eliminate the need for casting tools during the several design cycles. Utilizing the DSPC technology would eliminate the need for patterns and core boxes. Functional cast parts could be made for testing without tools, thus enabling foundries to produce casting tools in a timely and cost effective manner.

To shorten the time to market, and remain competitive in an environment of constant change and innovation, end users of metal parts such as the automotive, marine, and construction equipment industries and other mass producers, have started to implement concurrent engineering. In concurrent engineering, the mass producer is selected at the beginning of the program of designing a new product. At the same time as the design engineers are designing a new product and building and testing a prototype, manufacturing engineers, who are working closely with the selected vendor, are designing the casting production line and the casting tools. Often, in order to verify the production casting method and processes, prototype production tools (sometimes referred to as "soft tools") which are less expensive than production tools, will be made. The experience gained by using "soft tools" to manufacture prototype castings is also used to assist the design team in their efforts to lower the production cost of the part.

The customer expects the part vendor to take responsibility for tool making, and also demands short run production prior to proceeding with high volume production, thus forcing the mass producer to produce parts on an alternate casting line since costs associated with setting up a volume production line for short runs are prohibitive.

DSPC, being an automated, patternless casting process that permits the production of parts without tooling, makes the conventional casting techniques obsolete for creating a first article part. The combination of DSPC technology, together with traditional casting and machining, perfectly positions the Company through its Parts Now service to competitively address the growing need for carrying a new design smoothly from an idea to production. DSPC as part of the Company's Parts Now service significantly reduces the time to market. By employing the Company's Parts Now service program, the customer can realize the following advantages:

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

     - CASTING PROCESS VERIFICATION: Different gating systems could be explored without the need to create casting tooling or to commit to a specific casting technique.

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

DSPC is loosely related but significantly different from another technology called rapid prototyping, pioneered several years ago by 3D Systems, Inc. of Valencia, California. Rapid prototyping allows the production of three-dimensional models or prototypes directly from CAD files. DSPC is similar to rapid prototyping in the sense that a solid object is produced directly from a computer-generated model. Such models could be used as patterns. However, with DSPC, ceramic casting molds with integral cores of virtually any shape are directly generated from CAD designs by a fast, automated process. These molds are then used to cast metal (such as aluminum or steel) functional parts. In the case of rapid prototyping, the end product is not a usable part, but a plastic, wax or paper model or pattern. For metal casting, DSPC provides direct linkage from CAD to cast metal parts while rapid prototyping, at best, assists pattern making.

It is management's opinion that the Company's competitive environment involves foundries, differentiated in accordance with the size of the required production runs.

Mass production is defined as annual production quantities in excess of a few thousand identical parts. Industries which require mass production runs include automotive, construction equipment and OEM suppliers. Mass production contracts are generally awarded during the design phase of a part, and include services ranging from first article parts through toolmaking, short pilot runs and, ultimately, mass production runs. The Company competes with either captive or independent short run foundries servicing the mass production foundries who typically employ traditional tool makers.

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

RAW MATERIAL AVAILABILITY AND SUPPLIERS

The Company generally attempts to procure materials and components for the DSPC machine from multiple sources. However, the DSPC printhead, used in the DSPC machine, is commercially available from a single U.S. ink-jet manufacturer. The Company believes that if the supplier were to discontinue this line of printheads, it could develop a printhead using available components from alternative sources without having a material effect on the DSPC machine cost or performance.

Raw materials used in the DSPC process are generally available from several suppliers in the quantities needed. Multiple vendor sources for critical raw materials and supplies have been established. Additional potential vendor sources are being identified and qualified on an on-going basis.

The Parts Now service center generally obtains services and supplies for metal castings from foundries and machine shops in southern California. Multiple alternative vendor sources have been established over the last year. Multiple vendor sources have also been established over the prior years for post-processing of and nondestructive testing of parts. Raw materials for castings used by Soligen's Santa Ana Division are generally available from numerous suppliers in the quantities needed. Major suppliers for aluminum include Alcoa Aluminum and Kaiser Aluminum.

MAJOR CUSTOMERS

During fiscal 1998 and 1999, the Company established repeat business with companies of different sizes, in different industries and geographical areas. Among companies with whom the Company has established repeat business are Ford Motor Company, General Motors

Corporation, Honda, Toyota, Delphi, Purolator Products, Inc., Several motorcycle companies, Allied Signal, Inc., Caterpillar, Inc., Deere & Company, Kohler Company, Mercury Marine, Inc., Allison Engine Company, Sulzer Turbo GmbH., Capstone Turbine Corporation, The Boeing Company and Walt Disney Imagineering. For the year ended March 31, 1999, one customer represented 17% of revenues. See Note 1 to the Financial Statements.

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

Under the terms of the License, MIT has the responsibility to apply for, seek prompt issuance of, and maintain during the term of the License the patent rights covered by the License in the United States, Canada, Japan and countries covered by a patent filing in the European Patent Office. MIT has fulfilled its responsibilities in this regard. The License provides that all costs associated with these matters will be borne by licensees. Currently there are four other licensees which apply MIT's 3DP technology in different fields of use, none of which is related to metal casting. The License also provides that, with respect to any improvements to the technology developed by Soligen, such improvements will be the property of Soligen provided that Soligen will license such improvements to MIT on a royalty-free non-exclusive basis. The license was renegotiated and amended on August 8, 1996 and December 28, 1998.

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

The Company has met all the conditions to maintain its license and the exclusivity. For the rights, privileges and license granted under the License, the Company pays royalties and fees to MIT until the License is terminated. The License was further renegotiated and amended on December 28, 1998 to provide for the fees and royalties as follows:

     - "Running Royalties" in an amount equal to 4.5% of Net Sales of the "Licensed Products," metal "End Products" and "Licensed Processes" used, leased or sold by and/or for the Company; provided however that during the period commencing January 1, 1997 and terminating on December 15, 1999, MIT shall waive the first $150,000 of "Running Royalties" due pursuant to this paragraph.

     - After the payment of $500,000 in "Running Royalties" for the sale of metal "End Products" made using "Licensed Products" and/or "License Process," the royalty rate due for sale of metal "End Products" is reduced from 4.5% to 2.25%.

     - Beginning with calendar year 2000 and in each year thereafter, if the Company shall not have paid MIT at least $50,000 in royalty payments, then the Company shall, within 30 days of the end of the calendar year, pay to MIT the difference between $50,000 and the amount paid to MIT during preceding year.

The term "3DP" is a trademark of MIT. The terms "DSPC" and "Parts Now" are trademarks of Soligen, registered in the U.S.

RESEARCH AND DEVELOPMENT EXPENDITURES

During fiscal years ended March 31, 1999 and 1998, the Company expended $1,015,000 and $1,016,000 respectively on research and development to enhance the Company's proprietary technology. Through the license from MIT, Soligen has also obtained the benefit of extensive research and development expenditures at MIT relating to the technology in Soligen's fields of use during these fiscal years.

Soligen continues to devote time and resources to research and development to enhance the original MIT based technology as well as extending its capabilities in the course of developing new application.

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

EMPLOYEES

Soligen Northridge facility currently employs fifty-nine full time engineers, scientists, managers and staff and its Santa Ana facility currently employs twenty-nine full time employees. Soligen also has agreements with three independent sales representatives. None of the Company's employees are covered by any collective bargaining agreement and the Company believes that relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTIES

Soligen's CAD, printing, post processing, engineering and administrative activities are based in a 17,000 square foot facility in Northridge, California. The Company's foundry and machine shop are located in a 20,000 square foot facility in Santa Ana, California. These facilities are leased from unrelated third parties.


ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, the Company and its subsidiary is not subject to any material legal proceedings. From time to time the Company becomes involved in routine legal proceedings incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed for trading on the Vancouver Stock Exchange under the symbol SGT. On March 10, 1994, STI also became listed on the American Stock Exchange's Emerging Company Marketplace under the symbol SGT. Market price information for trading of STI's common stock is set forth in the following table:


                           High sales price        Low sales price        High sales price       Low sales price
Fiscal quarter ended         ($ U.S.) (1)           ($ U.S.) (1)          ($ Canadian) (2)      ($ Canadian) (2)
------------------------ ---------------------  ---------------------- ----------------------- --------------------
Jun 30, 1997                     0.69                   0.38                    0.90                  0.50
Sep 30, 1997                     0.75                   0.31                    1.01                  0.49
Dec 31, 1997                     0.69                   0.31                    1.00                  0.45
Mar 31, 1998                     0.69                   0.25                    0.90                  0.48
June 30, 1998                    0.82                   0.38                    0.99                  0.65
Sep 30, 1998                     0.88                   0.38                    1.10                  0.60
Dec 31, 1998                     0.56                   0.25                    0.61                  0.50
Mar 31, 1999                     0.44                   0.19                    0.40                  0.25


        Sources for sales prices:
        (1)  American Stock Exchange.
        (2)  Canaccord Capital Corporation, Vancouver, British Columbia, Canada.

The Company faces risks normally associated with early stage enterprises. These risks include, among others, uncertainty of markets, ability to develop and sell its products profitably and the ability to finance its operations. At March 31, 1999, the Company has an accumulated deficit of

$10,976,000 and in fiscal 1999 and 1998 the Company used $618,000 and $581,000 cash from operations. The Company continues to incur net losses.

Management believes it has made progress on its business plan and also believes the Company will need to restructure certain of its existing debt and obtain additional capital.

The Nasdaq-Amex staff has notified the Company of its intention to delist the Company. This determination is based on the Company not meeting the continued listing guidelines. The Company appealed this determination and a hearing was held May 24, 1999. The Nasdaq-Amex staff has not advised the Company of its decision regarding the appeal. In the event the Company's Common Stock is delisted from the American Stock Exchange's Emerging Company Marketplace, trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. and on the Vancouver Stock Exchange under the symbol SGT. As a consequence of such delisting by Nasdaq-Amex, the Company may find it more difficult to raise additional funds.

Subsequent to March 31, 1999, the Company obtained agreement with several of its holders of bridge notes and are in discussion with potential equity investors. Management believes that its current cash, lines of credit and additional funds to be raised from private sources will be adequate to fund operations through March 2000. There is no assurance that management will be able to achieve its business plans.

As of June 18, 1999, the Company had 2,450 holders of record of its common stock and 32,911,641 shares outstanding.

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

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiary Soligen, Inc. ("Soligen") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Annual Report. On December 31, 1998, Altop, Inc., a wholly-owned subsidiary of Soligen Technologies, Inc., was merged into Soligen, Inc. and operates as Soligen - Santa Ana Division.


OVERVIEW

The Company operates four major revenue-generating production centers:

1. PARTS NOW CENTER: Oversees the "one stop shop" production services from receipt of the customer's CAD file through production. Parts Now is responsible for any contract which requires a combination of the DSPC production center and conventional casting and CNC machining expertise. The Parts Now Center consists of program managers who oversee the transition from CAD to first article, to tooling, to conventional casting and later to mass production. The center acquires services from the DSPC Production Center and the Production Parts Center.

2. DSPC PRODUCTION CENTER: Revenues result from using the DSPC process in the production and sale of first article and short run quantities of cast metal parts made directly from the customer's CAD file. This center also provides DSPC parts and tool making services to the Parts Now Center

3. PRODUCTION PARTS CENTER: Revenues result from the production, and sale of production quantities of cast and machined aluminum parts for industrial customers. The Company generates revenues in this area through its aluminum foundry and machine shop division in Santa Ana, CA. This center is limited to conventional casting of aluminum parts that do not utilize DSPC made tooling.

4. DSPC TECHNOLOGY CENTER: Revenues result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein the Company provides technological expertise.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES

Revenues for the fiscal year ended March 31, 1999, were $5,721,000, an increase of 5% compared to $5,465,000 in the fiscal year ended March 31, 1998. For fiscal 1999, the Company's core business, DSPC and Parts Now, increased 17% to $4,706,000 from $4,019,000 in fiscal 1998. Production Parts at Soligen's Santa Ana Division decreased 6% to $871,000 in fiscal 1999 from $925,000 in the prior fiscal year. DSPC Technology revenues decreased 72% to $144,000 in fiscal 1999 from $521,000 in fiscal 1998. Fiscal 1998 revenues included a $250,000 machine sale.

The Company's revenues for fiscal 1999 and fiscal 1998, classified by product lines, are as follows:


                                                    Fiscal              Fiscal
                                                     1999                1998
                                                    ------              ------
        Parts Now-Registered Trademark-           $ 2,857,000          $ 1,700,000
        DSPC-Registered Trademark- production       1,849,000            2,319,000
        Production parts                              871,000              925,000
        DSPC-Registered Trademark- technology         144,000              521,000
                                                  -----------          -----------

             Total revenues                       $ 5,721,000          $ 5,465,000
                                                  -----------          -----------
                                                  -----------          -----------

COST OF REVENUES

Cost of revenues as a percentage of total revenues in fiscal 1999 was 76% compared to 68% in fiscal 1998. During fiscal 1999, the Company assembled a manufacturing capacity to produce at levels in excess of $7 million per annum. The manufacturing capacity was in place during the second quarter of fiscal 1999 during which time a slowdown for prototype parts occurred. This created idle capacity with redundant costs in place. The Company reviewed its cost structure and corrective action was taken to bring costs in line with production. The Company also continued to make investments in programs leading to the manufacture of production tooling which is critical to the Company's growth strategy although in the short term these programs continued to have a negative effect on margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses remained constant at $1,015,000 in fiscal 1999 and $1,016,000 in fiscal 1998. The Company continued its high research and development expenditures so as to broaden its market penetration by enhancing the DSPC technology licensed from MIT.

SELLING EXPENSES

Selling expenses increased 36% to $797,000 in fiscal 1999 from $586,000 in fiscal 1998. The increase in selling expenses was the result of costs associated with the establishment of two mid-west sales offices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $161,000 to $924,000 in fiscal 1999 from $1,085,000 in fiscal 1998. The decrease was due to small decreases in several items despite the 5% increase in revenues.

NON-CASH COMPENSATION EXPENSE

The Company issued stock options to non-employees in fiscal 1996 and, as a result expects to incur $617,000 non-cash compensation expense during a four-year period of which $152,000 was recognized in fiscal 1999 and $156,000 in fiscal 1998.

INTEREST EXPENSE

Interest expense increased to $200,000 in fiscal 1999 from $78,000 in fiscal 1998. During fiscal 1999 and fiscal 1998 the Company issued common stock purchase warrants in connection with private placement loans to the Company and, according to SFAS 123, non-cash interest expense is to be recognized over the expected period of benefit. As a result of SFAS 123, the Company incurred $132,000 non-cash interest expense during fiscal 1999 and $35,000 during fiscal 1998. The Company expects to incur approximately $50,000 non-cash interest expense through October 1999 for loans currently outstanding. An additional $68,000 of interest was for other notes and leases for fiscal 1999 and $43,000 for fiscal 1998.

OTHER INCOME

During fiscal 1999, the Company recognized other miscellaneous income of $9,000. During fiscal 1998, the Company recognized other income of $178,000, the major part of which was settling its lawsuit and counterclaim with A-RPM and reversing notes payable, net of accrued interest and legal expenses, in the amount of $152,000.

NET LOSS

Net loss increased to $1,718,000 in fiscal 1999 as compared to $969,000 in fiscal 1998. Basic and diluted loss per share increased to $0.05 in fiscal 1999 from a basic and diluted loss per share of $0.03 in fiscal 1998.


SOURCES OF LIQUIDITY

Since the Company's inception, it has financed its operating activities primarily from private offerings of equity, convertible preferred and short term debt securities and accounts receivable financing from a financial institution.

OPERATING ACTIVITIES

As of March 31, 1999, the Company had $1,246,000 in cash and accounts receivable, representing a decrease of $227,000 as compared to $1,473,000 at March 31, 1998. Working capital decreased to $(55,000) at March 31, 1999 from $177,000 at March 31, 1998. The cash used in operating activities in fiscal 1999 was $618,000 compared to $581,000 for the prior fiscal year. Although the net loss for fiscal 1999 increased to $1,718,000 from $969,000 for the prior fiscal year, the net cash used was partially offset by a decrease in accounts receivable of $381,000.

INVESTING ACTIVITIES

Net cash used in investing activities for capital expenditures was $172,000 in the fiscal year ended March 31, 1999, as compared to cash used in investing activities for capital expenditures of $133,000 in the prior fiscal year.

FINANCING ACTIVITIES

During fiscal year 1999, the Company financed its business activities primarily through the issuance of convertible preferred stock, and extension of the short-term subordinated promissory note and accounts receivable financing.

During the prior fiscal year the Company financed its business activities primarily through the completion of a tender offer to certain warrant holders to
1) exercise warrants at a reduced exercise price and/or 2) exchange warrants for common stock at prescribed ratios. The Company raised $227,000 through the exercise of warrants for common stock in this tender offer. In addition, the Company received proceeds of $45,000 from the sale of common stock to a director in August 1997 and issued $20,000 of common stock in June 1997 in settlement of litigation. Also during fiscal year 1998, the Company also entered into a short-term subordinated promissory note and accounts receivable financing.

SERIES A CONVERTIBLE PREFERRED STOCK ISSUANCE

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

SHORT-TERM SUBORDINATED PROMISSORY NOTE AND WARRANT FINANCING

In December 1997, the Company's Board of Directors approved a short-term subordinated promissory note and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for a cumulative total of 520,000 shares of the Company's common stock). The warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were unaffiliated private investors. On June 12, 1998, the Company extended $220,000 notes payable under the same terms and conditions for an additional 45 days. In connection with this extension, warrants exercisable for 110,000 shares of the Company's common stock were issued to the investors. On July 27, 1998, the Company extended $210,000 notes payable under the same terms and conditions for an additional 90 days. In connection with this extension, warrants exercisable for 210,000 shares of the Company's common stock were issued to the investors. On October 25, 1998, the Company extended $140,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 330,000 shares of the Company's common stock exercisable at $0.375 per share were issued to the investors.

In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering is for accredited investors only pursuant to Regulation D and Rule 506 thereunder. Such notes are to bear interest at 12% per annum and to be due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's common stock. The warrants are exercisable for a period of five years. On April 25, 1999, the Company extended $170,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 340,000 shares of the Company's common stock exercisable at $0.1875 per share were issued to the investors.

ACCOUNTS RECEIVABLE FINANCING

In August 1997, the Company entered into an agreement with a commercial lender for an up to $1 million revolving line of credit, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 75% of eligible accounts receivable. In July 1998, the agreement was extended for an additional year to provide the $1 million revolving line of credit at an advance rate of 80% of eligible accounts receivable. On March 31, 1999, the credit facility provided $395,000 cash collateralized with $863,000 accounts receivables, net of Soligen's Santa Ana Division accounts receivable and $146,000 cash collateralized with $1,034,000 accounts receivables for the prior fiscal year.

FISCAL YEAR 2000 LIQUIDITY OUTLOOK

The Company requires significant working capital to fund its business, particularly to finance accounts receivable and for capital expenditures. The Company's future cash requirements will depend on many factors, including the extent of spending to support product development efforts, expansion of sales efforts, and market acceptance of the Company's technology. The Company is now in final negotiations with an investment group to provide additional financing to the Company. The Company believes that the current cash, asset-based line of credit together with funds to be raised from private sources will be sufficient to meet its working capital and capital expenditures requirements through March 2000.

YEAR 2000 DISCLOSURE

The Company reviewed its hardware and related software used for operations and financial management and made necessary changes to become Year 2000 compliant. The incremental costs to become compliant did not have a material effect on the Company's consolidated financial statements. The Company has and continues to contact major vendors and other third parties that do business with the Company to check on the status of their efforts to resolve any Year 2000 issues. The Company prepared a contingency plan, where possible and as necessary, based on Year 2000 readiness of major vendors and customers. In order to provide for an uninterrupted production flow at year-end, the Company plans to increase the inventory of critical production items. The Company is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved third party issues; there can be no assurance that these entities will achieve timely Year 2000 compliance and therefore could have a material impact on the Company's operations.


ITEM 7.  FINANCIAL STATEMENTS

See "Financial Statements and Notes to Financial Statements" set forth on pages 21 through 39 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company will file a definitive proxy statement ("Proxy Statement") relating to its 1999 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: The following exhibits are filed as part of this report:

        EXHIBIT
        NUMBER                DESCRIPTION
        -------               -----------
         2.1      Share Exchange Agreement and Amendments  (1)
         2.2      MIT Share Acquisition Agreement  (1)
         2.3      Escrow Agreement  (1)
         2.4      First Amendment to Escrow Agreement  (7)
         3.1      Articles of Incorporation of Soligen Technologies, Inc.  (1)
         3.2      Articles of Amendment, amending Section 9 of Articles of
                  Incorporation  (7)
         3.3      Statement of Rights and Preferences of Series A Preferred
                  Stock  (7)
         3.4      Bylaws of Soligen Technologies, Inc.  (1)
         3.5      First Amendment to Bylaws  (3)
         3.6      Second Amendment to Bylaws  (9)
         4.1      Subscription Agreement for Private Placement  (5)
         4.2      Subscription Agreement for Private Placement  (2)
         4.3      Series A Preferred Stock Purchase Agreement  (7)
         4.4      Investor Rights Agreement  (7)
         4.5      Common Stock Purchase Warrant  (8)
         10.1     License Agreement and Amendments  (1)
         10.2     Amendment to M.I.T. License Agreement  (4)




         10.3     Amendment to M.I.T. License Agreement
         10.4     Consulting Agreement between the Registrant and Kenneth T
                  Friedman  (6)
         10.5     1993 Stock Option Plan  (1)
         10.6     Amendment to Stock Option Plan, increasing shares to
                  5,000,000  (9)
         11.1     Computation of Net Loss Per Share
         21.1     Subsidiary of the Registrant
         23       Consent of Independent Public Accountants
         24.1     Power of Attorney of Dr. Mark W. Dowley
         24.2     Power of Attorney of Kenneth T. Friedman
         24.3     Power of Attorney of Patrick J. Lavelle
         27       Financial Data Schedule for the year ended March 31, 1999

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

(4)      Incorporated by reference to Form 10-KSB filed by the Company on June
         16,1995.

(5) Incorporated by reference to Form 10-QSB filed by the Company on November 14, 1995.

(6) Incorporated by reference to Form 10-KSB filed by the Company on July 11, 1997.

(7) Incorporated by reference to Form 8-K, filed by the Company on May 4, 1998.

(8) Incorporated by reference to Form 10-QSB, filed by the Company on February 13, 1998.

(9) Incorporated by reference to Form 10-KSB filed by the Company on June 26, 1998.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Soligen Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Soligen Technologies, Inc. and subsidiary (a Wyoming Corporation - collectively, the Company) as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soligen Technologies, Inc. and its subsidiary as of March 31, 1999, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


                                                            ARTHUR ANDERSEN LLP


Los Angeles, California
June 28, 1999

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 1999

CURRENT ASSETS:
  Cash                                                            $    429,000
  Accounts receivable, net of allowance for
    doubtful accounts of $84,000                                       817,000
  Inventories                                                          121,000
  Prepaid expenses                                                      63,000
                                                                  ------------

                  Total current assets                               1,430,000
                                                                  ------------
PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization                            552,000

OTHER ASSETS                                                            37,000
                                                                  ------------
                  Total assets                                    $  2,019,000
                                                                  ------------
                                                                  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable and line of credit           $      628,000
  Trade accounts payable                                               309,000
  Payroll and related expenses                                         170,000
  Accrued expenses                                                     345,000
  Deferred revenue                                                      33,000
                                                                  ------------

                  Total current liabilities                          1,485,000
                                                                  ------------
NOTES PAYABLE, net of current portion                                   10,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS' EQUITY:
Preferred stock, at liquidated value, no par value
  Authorized--10,000,000 shares
  Issued and outstanding--2,000 shares                               1,000,000
Common stock, no par value
  Authorized--90,000,000 shares
  Issued and outstanding--32,682,338 shares                         10,500,000
Accumulated deficit                                                (10,976,000)
                                                                  ------------
                  Total stockholders' equity                           524,000
                                                                  ------------
                  Total liabilities and stockholders' equity      $  2,019,000
                                                                  ------------
                                                                  ------------

The accompanying notes are an integral part of this balance sheet.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                       1999           1998
                                                   ------------   ------------
REVENUES                                           $ 5,721,000     $ 5,465,000

COST OF REVENUES                                     4,370,000       3,693,000
                                                  ------------    ------------

                  Gross profit                       1,351,000       1,772,000
                                                  ------------    ------------


EXPENSES:
  Research and development                           1,015,000       1,016,000
  Selling                                              797,000         586,000
  General and administrative                           924,000       1,085,000
  Non-cash compensation (Note 7)                       152,000         156,000
                                                  ------------    ------------

                                                     2,888,000       2,843,000
                                                  ------------    ------------

                  Loss from operations             (1,537,000)     (1,071,000)
                                                  ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                       14,000           3,000
  Interest expense                                   (200,000)        (78,000)
  Other                                                  9,000         178,000
                                                  ------------    ------------

                  Loss before provision for
                    income taxes                   (1,714,000)       (968,000)

PROVISION FOR INCOME TAXES                               4,000           1,000
                                                  ------------    ------------

                  Net loss                        $(1,718,000)    $  (969,000)
                                                  ------------    ------------
                                                  ------------    ------------


                  Net loss per share (basic and
                    diluted)                      $     (0.05)    $     (0.03)
                                                  ------------    ------------
                                                  ------------    ------------


The accompanying notes are an integral part of these financial statements.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                         Preferred Stock              Common Stock
                                         ---------------              ------------              Accumulated
                                        Shares      Amount        Shares           Amount         Deficit           Total
                                       --------  ----------      ----------    -----------    --------------    ------------
BALANCE, March 31, 1997                      --  $       --      31,434,283    $ 9,776,000    $  (8,289,000)    $  1,487,000
 Warrant conversion and
      exchange                               --          --       1,098,055        227,000               --          227,000
  Shares issued pursuant to
      DTM settlement                         --          --          50,000         20,000               --           20,000
  Stock purchase by related
     party                                   --          --         100,000         45,000               --           45,000
  Non-employee stock options                 --          --              --        156,000               --          156,000
  Warrants issued for bridge
      note financing                         --          --              --         70,000               --           70,000
  Net loss                                   --          --              --             --         (969,000)        (969,000)
                                       --------  ----------      ----------    -----------    --------------    ------------
BALANCE, March 31, 1998                                          32,682,338     10,294,000       (9,258,000)       1,036,000
                                       --------  ----------      ----------    -----------    --------------    ------------

  Preferred stock issued                  2,000   1,000,000              --        (43,000)              --          957,000
  Non-employee stock options                 --          --              --        152,000               --          152,000
  Warrants issued for bridge
      note financing                         --          --              --         97,000               --           97,000
  Net loss                                                                                       (1,718,000)      (1,718,000)
                                       --------  ----------      ----------    -----------    --------------    ------------
                                             --          --              --             --

BALANCE, March 31, 1999                   2,000  $1,000,000      32,682,338    $10,500,000     $(10,976,000)     $   524,000
                                       --------  ----------      ----------    -----------    --------------    ------------
                                       --------  ----------      ----------    -----------    --------------    ------------



     The accompanying notes are an integral part of these financial statements.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                          1999         1998
                                                      -------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (1,718,000) $  (969,000)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
      Depreciation and amortization                         467,000      394,000
      Provision for doubtful accounts                        60,000       57,000
      Non-cash interest expense                              97,000       35,000
      Non-cash compensation expense                         152,000      156,000
  Changes in assets and liabilities:
      Decrease (increase) in accounts receivable            381,000     (592,000)
      Decrease (increase) in inventories                     (3,000)      42,000
      Decrease (increase) in prepaid expenses and
        other assets                                         41,000      (23,000)
      Increase (decrease) in accounts payable
        and accrued expenses                                (31,000)     353,000
      Decrease in deferred revenue                          (64,000)     (34,000)
                                                      -------------   -----------

         Net cash used in operating activities             (618,000)    (581,000)
                                                      -------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                (172,000)    (133,000)
                                                      -------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease
    obligations                                             (67,000)     (57,000)
  Payments on notes payable                                (205,000)     (37,000)
  Cancellation of notes payable to former owners
    of A-RPM                                                     --     (205,000)
  Exercise of warrants and sale of common stock                  --      291,000
  Net borrowings under revolving line of credit             249,000      146,000
  Proceeds from the issuance of notes payable                70,000      285,000
  Preferred stock issuance, net of issuance costs           957,000           --
                                                      -------------   ----------

         Net cash provided by financing activities        1,004,000      423,000
                                                      -------------   ----------

  NET INCREASE (DECREASE) IN CASH                           214,000     (291,000)

  CASH, at beginning of period                              215,000      506,000
                                                      -------------   ----------

  CASH, at end of period                                 $  429,000   $  215,000
                                                      -------------   ----------
                                                      -------------   ----------


The accompanying notes are an integral part of these financial statements.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY AND NATURE OF THE BUSINESS

         Soligen Technologies, Inc. (STI) is a Wyoming corporation, which operated through its wholly owned subsidiaries Soligen, Inc. (Soligen) and Altop, Inc. (Altop). In December 1998, Altop was merged into Soligen, Inc. and operates as Soligen - Santa Ana Division (SSA). STI, Soligen and SSA are collectively referred to as the Company).

         Soligen is located in Northridge, California. It was founded to develop and commercialize a technology for creating metal parts and tooling from computer designs. This technology, Direct Shell Production Casting (DSPC-Registered Trademark-), is based on Three Dimensional Printing (3DP-TM-), a patented process licensed to Soligen by the Massachusetts Institute of Technology (MIT).

         The Company faces risks normally associated with early stage enterprises. These risks include, among others, uncertainty of markets, ability to develop and sell its products profitably and the ability to finance its operations. At March 31, 1999, the Company has an accumulated deficit of $10,976,000 and in fiscal 1999 and 1998 the Company used $618,000 and $581,000 cash from operations. The Company continues to incur net losses.

         Management believes it has made progress on its business plan and also believes the Company will need to restructure certain of its existing debt and obtain additional capital.

         The Nasdaq-Amex staff has notified the Company of its intention to delist the Company. This determination is based on the Company not meeting the continued listing guidelines. The Company appealed this determination and a hearing was held May 24, 1999. The Nasdaq-Amex staff has not advised the Company of its decision regarding the appeal. In the event the Company's Common Stock is delisted from the American Stock Exchange's Emerging Company Marketplace, trading in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. and on the Vancouver Stock Exchange under the symbol SGT. As a consequence of such delisting by Nasdaq-Amex, the Company may find it more difficult to raise additional funds.

         Subsequent to March 31, 1999, the Company obtained agreement with several of its holders of bridge notes and are in final negotiations with potential investors.

         Management believes that its current cash, lines of credit and additional funds to be raised from private sources will be adequate to fund operations through March 2000. There is no assurance that management will be able to achieve its business plans.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of STI, Soligen and Soligen - Santa Ana Division. All intercompany balances and transactions have been eliminated in consolidation.

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

         CREDIT RISK

         The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 1999, there were no customers representing at least 10 percent of accounts receivable. There was one customer representing 17 percent of revenues for the year ended March 31, 1999, and no customer representing greater than 10 percent of revenues for the year ended March 31, 1998.

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

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the expected lives of the assets, as follows:

                Description                 Depreciation Life
            -----------------             ---------------------
        Office furniture and fixtures         3 to 5 years
        Plant machinery and equipment         5 years
        DSPC(R) machines                      2 to 3 years
        Leasehold improvements                Lesser of asset life
                                                  or term of lease
        Computer equipment                    3 to 5 years
        Printheads                            3 years

Property, plant and equipment consist of the following at March 31, 1999:

        Office furniture and fixtures                $     83,000
        Plant machinery and equipment                   1,040,000
        DSPC(R)machines                                   897,000
        Leasehold improvements                             45,000
        Computer equipment                                153,000
        Printheads                                        151,000
                                                     ------------

                     Total                              2,369,000

        Less--Accumulated depreciation and
         amortization                                 (1,817,000)
                                                     ------------

                                                      $   552,000
                                                     ------------
                                                     ------------

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount that could be anticipated to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The income tax expense for 1999 and 1998 is limited to minimum state payments due for each year due to the Company's operating loss carryforward. The Company's deferred tax asset and valuation allowance as of March 31, 1999 consist of the following:

         Deferred tax assets:
           Net operating loss carryforward             $ 3,770,000
           Vacation accrual                                 27,000
           Unicap                                            1,000
           Allowance for bad debts                          26,000
           Inventory reserves                                5,000

         Deferred tax liabilities:
           Depreciation                                   (180,000)
                                                        ----------
         Total net deferred tax assets                   3,648,000

         Valuation allowance                            (3,648,000)
                                                     ------------
                          Total                        $       --
                                                     ------------
                                                     ------------

         There is no assurance that the Company will be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1999. As of March 31, 1999, the Company has a federal and state income tax operating loss carryforward of approximately $11,000,000 and $5,000,000, respectively, which expire through 2013. Under Section 382 of the Internal Revenue Code, the availability of net operating loss and credit carryforwards may be reduced in the event of a greater than 50 percent change in ownership over a three-year period. In the event that such a change is deemed to have occurred, the Company's use of net operating losses and credits may be limited.

         REVENUE RECOGNITION

         Revenue from the sale of products and services is generally recognized upon shipment. Maintenance and license revenues are recognized on a straight-line basis over the term of the agreement, generally 12 months.

         RESEARCH AND DEVELOPMENT

         Research and development expenditures are charged to operations as incurred.

         NET LOSS PER SHARE

         The following schedule summarizes the information used to compute earnings per common share (in thousands, except per share data):

                                                       Years Ended March 31,
                                                      -----------------------
                                                         1999          1998
                                                      ----------   ----------
             Net loss                                 $   (1,718)  $     (969)
             Weighted average number of common
               shares used to compute basic
               net income per common share                32,682       32,351
             Dilutive effect of common share
               equivalents                                    --           --
                                                      ----------   ----------

             Weighted average number of common
               shares used to compute diluted
               net income per common share                32,682       32,351
                                                      ----------   ----------
                                                      ----------   ----------

             Basic net loss per common share          $    (0.05)  $    (0.03)
             Diluted net loss per common
               share                                  $    (0.05)  $    (0.03)

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

         ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) but requires pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company has determined to elect this disclosure method and to continue to measure compensation under APB 25. The Company has applied the fair value based method of accounting for options and warrants granted to non-employees (see Notes 7 and 9).

         Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         The Company paid $68,000 and $43,000 for interest in fiscal 1999 and 1998, respectively. The Company paid $4,000 and $1,000 for income taxes in fiscal 1999 and 1998, respectively.

         During fiscal 1998, the Company issued 50,000 shares pursuant to the DTM settlement (Note 6). The exchange of warrants for common stock (see Note 8) was excluded from the statement of cash flows as a non-cash transaction.

         During fiscal 1998, the Company recorded a prepaid interest expense in connection with the bridge note financing. As of March 31, 1998, $35,000 was excluded from the statement of cash flows as a non-cash transaction.

2.       INVENTORIES

         Inventories consist of the following as of March 31, 1999:

             Raw materials and parts                      $   86,000
             Work in process                                  32,000
             Finished goods                                    3,000
                                                          ----------
                               Total inventories          $  121,000
                                                          ----------
                                                          ----------

3.       DEFERRED REVENUE

Deferred revenue relates to both machine and customer parts revenues. The deferred revenue relating to machine revenues is from the Company's issuance of licenses to use the machines, or to support the machines in form of maintenance, rather than the outright sale of machines.

4.       NOTES PAYABLE AND LINE OF CREDIT

         Debt consists of the following at March 31, 1999:

         Notes to various investors and related parties,
           bearing interest at 12 percent, due in October 1999
           (Note 8)                                                    $ 170,000
         Note to insurance company, bearing interest at
           9.84 percent, due in October 1999                              26,000
         Revolving line of credit, secured by certain
           assets, bearing interest at the bank's prime
           rate (7.75 percent at March 31, 1999) plus
           3 percent                                                     395,000
         Note to finance company, bearing interest at
           .9 percent, due June 2001                                      18,000
         Capital leases (Note 5)                                          29,000
                                                                       ---------

                                                                         638,000
         Less--Current portion                                          (628,000)
                                                                       ---------

                                                                      $   10,000
                                                                       ---------
                                                                       ---------

         The debt matures as follows:

                    2000                           $ 628,000
                    2001                               8,000
                    2002                               2,000
                                                ------------

                                                   $ 638,000
                                                ------------
                                                ------------

On July 8, 1997, the Company obtained a $1,000,000 revolving line of credit from a commercial lender. The credit facility provides for the advance rate of 75 percent of eligible accounts receivable. The Company incurred approximately $65,000 in financing costs, of which $25,000 was paid to a member of the board of directors for a financing finder's fee. As of July 31, 1998, the Company entered into an amendment to the loan agreement whereby the credit facility provides for the advance rate of 80 percent of eligible accounts receivable. As of March 31, 1999, the Company had an outstanding balance of approximately $395,000. At March 31, 1999, the Company was in compliance with certain covenants and had obtained from the bank waivers for those covenants the Company was not in compliance.

5.       COMMITMENTS

The Company leases certain property and equipment under capital and operating lease agreements. The leases expire at various dates through 2003. Future minimum lease payments under capital lease obligations and noncancellable operating leases at March 31, 1999 are summarized as follows:

                                                Capital             Operating
                                                Leases                Leases
                                           -------------           ------------

         2000                                  $  30,000              $ 185,000
         2001                                         --                134,000
         2002                                         --                112,000
         2003                                         --                 19,000
                                           -------------            -----------
         Total minimum lease payments             30,000              $ 450,000
                                                                    -----------
                                                                    -----------
         Less--Amount representing
           interest                              (1,000)

         Present value of future minimum
           lease payments                         29,000
         Less--Current portion                  (29,000)

                                           $          --
                                           -------------
                                           -------------

Total rent expense was approximately $179,000 and $200,000 in 1999 and 1998, respectively.

6.       CONTINGENT LIABILITIES

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

         The Company has met all the conditions to maintain its license and the exclusivity. For the rights, privileges and license granted under the license, the Company pays royalties and fees to MIT until the License is terminated. The license was further renegotiated and amended on December 28, 1998 to provide for the fees and royalties as follows:

         - "Running Royalties" in an amount equal to 4.5% of Net Sales of the "Licensed Products," metal "End Products" and "Licensed Processes" used, leased or sold by and/or for the Company, provided however that during the period commencing January 1, 1997 and terminating on December 15, 1999, MIT shall waive the first $150,000 of "Running Royalties" due pursuant to this paragraph.

         - After the payment of $500,000 in "Running Royalties" for the sale of metal "End Products" made using "Licensed Products" and/or "License Process," the royalty rate due for sale of metal "End Products" is reduced from 4.5% to 2.25%.

         - Beginning with calendar year 2000 and in each year thereafter, if the Company shall not have paid MIT at least $50,000 in royalty payments, then the Company shall, within 30 days of the end of the calendar year, pay to MIT the difference between $50,000 and the amount paid to MIT during the preceding year.

         LEGAL ACTIVITY In connection with a previous acquisition, the Company on December 15, 1997 executed a settlement agreement in which the Company paid the former A-RPM owners the sum of $100,000, without interest, in monthly installments beginning January 1998 and continued until November 1998. Therefore, the original note payable was adjusted by $205,000 and is included in Other Income (Expense) in the accompanying consolidated statements of operations.

         The Company is involved in the normal course of its business in various other litigation matters. Although the Company's counsel is unable to determine at the present time whether the Company will have any liability in any of the pending matters, the Company believes that none of the pending matters will have an outcome material to the financial condition or business of the Company.

7.       STOCK OPTION PLAN

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

Information regarding the Company's Option Plan for the years ended March 31, 1999 and 1998 is summarized as follows:

                                              Shares            Weighted Average
                                           Under Options         Exercise Price
                                           -------------        ---------------
        March 31, 1997                         3,297,000              $ 0.78
          Granted                                     --                  --
          Canceled                              (130,000)              (1.03)
                                             -----------             -------

        March 31, 1998                         3,167,000                0.89
          Granted - revalued                   2,140,000                0.64
          Canceled - revalued                 (2,140,000)              (0.31)
          Granted                              1,467,000                0.39
          Canceled                              (259,000)              (0.67)
                                             -----------           ---------

        March 31, 1999                         4,375,000              $ 0.48
                                             -----------              ------
                                             -----------              ------

The weighted average fair value of options granted during fiscal 1999 was $0.27.

Information about stock options outstanding at March 31, 1999 is summarized as follows:

                                               Weighted          Weighted
                                               Average            Average
                              Number          Remaining          Exercise
      Exercise Price       Outstanding     Contractual Life        Price
      --------------       -----------     ----------------      ---------
           $ 0.66             445,000          4.0 years           $ 0.66
           $ 1.46              60,000          4.6 years           $ 1.46
           $ 0.75           1,080,000          6.9 years           $ 0.75
           $ 0.31           2,790,000          9.8 years           $ 0.31

The Company accounts for stock options granted to non-employees in accordance with SFAS No. 123 which requires non-cash compensation expense be recognized over the expected period of benefit. As a result the Company recorded compensation expense of $152,000 and $156,000 in fiscal years 1999 and 1998, respectively, which is included in the accompanying statement of operations.

The Company accounts for its stock options granted to employees and directors under APB No. 25, under which no compensation cost has been recognized.
Had compensation cost for the

Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and net loss per share would have been reduced to the following pro forma amounts:

                                                    March 31,       March 31,
                                                      1999            1998
                                                    ---------       ---------
       Net Loss                 As Reported        $ (1,718)    $   (969,000)
                                Pro Forma          $ (1,807)    $ (1,055,000)

       Net Loss Per Share
        (basic and diluted)     As Reported         $ (0.05)         $ (0.03)
                                Pro Forma           $ (0.06)         $ (0.03)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: risk-free interest rate of 5.00 to 6.00 percent; expected lives of six to eight years; expected volatility of 45 percent and no dividends issued during the option terms.

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

Options granted prior to March 31, 1995 were issued in Canadian dollars at $1.00 Canadian ($.66 U.S. at March 31, 1999) and $2.20 Canadian ($1.46 U.S. at
March 31, 1999) per share. All options granted subsequent to March 31, 1995 are issued in U.S. dollars. Of the options issued, 2,823,000 were exercisable at March 31, 1999.

8.       SHORT-TERM SUBORDINATED PROMISSORY NOTE AND WARRANT FINANCING

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

Information regarding the Company's warrants outstanding for the years ended March 31, 1999 and 1998 is summarized as follows:

                                           Shares              Weighted Average
                                       Under Warrant            Exercise Price
                                       -------------           ----------------
         March 31, 1997                  10,777,755                  $ 1.37
           Granted                          520,000                     .50
           Exercised                       (503,223)                   (.45)
           Expired                         (582,500)                  (1.38)
           Exchanged                     (3,991,000)                     --
                                       ------------               ---------

         March 31, 1998                   6,221,032                    1.32
           Granted                          650,000                     .44
           Expired                       (1,382,777)                  (1.88)
                                       ------------                 -------

         March 31, 1999                   5,488,255                  $ 1.07
                                         ----------                  ------
                                         ----------                  ------

A summary of the common stock purchase warrants as of March 31, 1999 is summarized as follows:

                        Exercise                                        Number
         Class           Price            Expiration Date            of Warrants
         -----          --------         ------------------          -----------
         E                $ 1.50           January 14, 2000            2,575,000
         F                $ 0.55           January 26, 2001              521,500
         Convertible      $ 1.16         September 13, 1999              215,085
         Convertible      $ 1.29         September 13, 1999              386,384
         Convertible      $ 0.78         September 13, 1999               43,010
         Convertible      $ 0.86         September 13, 1999               77,276
         Convertible      $ 0.31          December 12, 2006              500,000
         Bridge           $ 0.50          December 11, 2002              520,000
         Bridge           $ 0.50              June 11, 2003              110,000
         Bridge           $ 0.50              July 26, 2003              210,000
         Bridge           $ 0.38           October 24, 2003              280,000
         Bridge           $ 0.38             April 24, 2003               50,000
                                                                         -------

                                                                       5,488,255
                                                                       ---------
                                                                       ---------

In December 1997, the Company entered into a bridge note financing with two members of the board of directors and other investors whereby the Company borrowed approximately $260,000 due in June 1998, bearing interest of 12 percent. In connection with the financing, the Company issued warrants to purchase 520,000 shares of common stock. The warrants vested upon grant and have a term of five years at an exercise price of $0.50 per share. The Company determined the value of the warrants to equal approximately $70,000 and was amortized through June 1998.

In June 1998, the Company extended its terms with the bridge noteholders for a period of 45 days to July 27, 1998, bearing interest of 12 percent. In connection with the extension, the Company issued warrants to purchase an additional 110,000 shares of common stock. The warrants vested upon grant and have a term of five years at an exercise price of $0.50 per share. The Company determined the fair value of the warrants to be approximately $13,000, which was expensed as non-cash interest expense included in interest expense on the Consolidated Statements of Operations and the Consolidated Statements of Stockholders Equity.

In July 1998, the Company extended its terms with the bridge noteholders for a period of 90 days to October 25, 1998. In connection with the extension, the Company issued warrants to purchase an additional 210,000 shares of common stock. The warrants vested upon grant and have a term of five years at an exercise price of $0.50 per share. The Company determined the fair value of the warrants to be approximately $35,000, which was expensed as non-cash interest expense, included in interest expense on the Consolidated Statements of Operations and the Consolidated Statement of Stockholders Equity.

In October 1998, the Company further extended its terms with the bridge noteholder for a period of 180 days to April 25, 1999. In connection with the extension, the Company issued warrants to purchase an additional 330,000 shares of common stock. The warrants vested upon grant and have terms of five years at an exercise price of $0.375 per share. The Company determined the fair value of the warrants to be approximately $60,000, which was expensed as non-cash interest expense, included in Interest expense on the Consolidated Statements of Operations and the Consolidated Statements of Stockholders' Equity.

The fair value of each warrant granted in connection with the financing arrangement is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6 percent, based on the rate at the grant date on a zero-coupon U.S.
government issue with a term equal to the term of the note; expected volatility between 30 percent and 50 percent.

As of March 31, 1998, the unamortized portion of non-cash interest expense of $35,000 was included in prepaid expenses in the accompanying consolidated balance sheet.

9.       CONVERTIBLE DEBENTURES

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

10.      PREFERRED AND COMMON STOCK

On April 24, 1998, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement providing for the private placement of up to 3,000 shares of a newly authorized series of preferred stock. In April 1998, the Company received net proceeds of $775,000 form the sale of 1,600 shares of Series A Preferred Stock to two private investors. The Series A Convertible Preferred Stock Purchase Agreement, as amended between the Company and these investors, permitted additional sales of Series A Preferred Stock to be completed prior to September 8, 1998. In July 1998, the Company received additional net proceeds of $88,000 from the sale of 200 shares of Series A Preferred Stock to the same two private investors pursuant to the Series A Convertible Preferred Agreement. In addition, in September 1998, the Company received additional net proceeds of $94,000 from the sale of 200 shares of Series A Preferred Stock to a third investor pursuant to the Series A Convertible Preferred Stock Purchase Agreement.

Holders of the Series A Preferred Stock have the following rights and preferences: Liquidation preference of $500 per share, conversion rights, and each holder shall be entitled to the number of votes equal to the number of shares of Common Stock into which such outstanding Series A Preferred Stock is then convertible. Each holder of the Series A Preferred Stock does not have dividend preference.

11.      SUBSEQUENT EVENTS

On April 25, 1999, the Company extended $170,000 notes payable for an additional six months under the same terms and conditions except for change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 340,000 shares of the Company's common stock exercisable at $0.1875 per shares were issued to the investors. The Company determined the fair value of the warrants to be approximately $40,000 which will be expensed as non-cash interest expense during fiscal 2000.

On May 31, 1999, the Company issued 250,000 warrants to purchase the Company's common stock in connection with investing services rendered in behalf of the Company. The warrants vest upon grant and have terms of five years at a range of exercise prices between $0.31 - $0.50. The Company determined the fair value of the warrants to be approximately $23,000, which will be expensed as non-cash interest expense during fiscal 2000.

In June 1999, two private investors converted 200 shares of Series A Preferred Stock into 229,303 shares of the Company's common stock.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soligen Technologies, Inc.
(Registrant)

By:          /s/ Yehoram Uziel
    --------------------------------------
        Yehoram Uziel, President, CEO,
        Director and Chairman of the Board
Date:   June 28, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                     Title                      Date
            ---------                     -----                      ----
By:   /s/ Yehoram Uziel         President, CEO, Director and       June 28, 1999
    -----------------------     Chairman of the Board
         Yehoram Uziel          (principal executive officer)


By:   /s/ Robert Kassel         Chief Financial Officer            June 28, 1999
    ------------------------    (principal financial officer and
         Robert Kassel          principal accounting officer)


By:  */s/ Dr. Mark W. Dowley     Director                          June 28, 1999
    ------------------------
        Dr. Mark W. Dowley

By:  */s/ Kenneth T. Friedman    Director                          June 28, 1999
     ------------------------
        Kenneth T. Friedman

By:  */s/ Patrick J. Lavelle     Director                          June 28, 1999
    -------------------------
        Patrick J. Lavelle

By:  */s/ Yehoram Uziel          Attorney-In-Fact                  June 28, 1999
    -------------------------
        Yehoram Uziel