Form 10QSB
period 1999-06-30
SOLIGEN TECHNOLOGIES INC
filed 1999-08-16
CIK 916460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's Common Stock outstanding as of August 5, 1999:
32,911,641

        Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I              FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements

                    Consolidated Balance Sheets at June 30, 1999 (unaudited) and
                    and March 31, 1999.........................................................   3

                    Consolidated Statements of Operations for the three months ended
                    June 30, 1999 and 1998 (unaudited).........................................   4

                    Consolidated Statements of Cash flows for the three months ended
                    June 30, 1999 and 1998 (unaudited).........................................   5

                    Notes to Consolidated Financial Statements.................................   6

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations  ....................................................   8



PART II             OTHER INFORMATION

Item 2.             Changes in Securities......................................................  13

Item 5.             Other Information  ........................................................  14

Item 6.             Exhibits and Reports on Form 8-K...........................................  14

                    Signatures  ...............................................................  15

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,             MARCH 31,
                                                                                    1999                 1999
                                                                                    ----                 ----
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
  Cash                                                                            $     271,000      $     429,000
  Accounts receivable                                                                 1,049,000            817,000
  Inventories                                                                           132,000            121,000
  Prepaid expenses                                                                      105,000             63,000
                                                                                 --------------    ---------------
          Total current assets                                                        1,557,000          1,430,000

Property, plant and equipment                                                         2,443,000          2,369,000
  Less:  allowance for depreciation and amortization                                  1,896,000          1,817,000
                                                                                  -------------      -------------
          Net property, plant and equipment                                             547,000            552,000

Other assets                                                                             42,000             37,000
                                                                                ---------------    ---------------
          TOTAL ASSETS                                                            $   2,146,000       $  2,019,000
                                                                                ===============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                   $     716,000       $    628,000
  Trade accounts payable                                                                389,000            309,000
  Payroll and related expenses                                                          270,000            170,000
  Accrued expenses                                                                      278,000            345,000
  Deferred revenue                                                                       34,000             33,000
                                                                                ---------------    ---------------
          Total current liabilities                                                   1,687,000          1,485,000

Notes payable, net of current portion                                                     8,000             10,000
Stockholders' equity:
  Preferred stock, no par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 1,800 and 2,000
      shares, respectively                                                              900,000          1,000,000
  Common stock, no par value:
    Authorized - 90,000,000 shares
    Issued and outstanding - 32,911,641 and
      32,682,338 shares, respectively                                                10,647,000         10,500,000
Accumulated deficit                                                                 (11,096,000)       (10,976,000)
                                                                                ---------------     --------------
          Total stockholders' equity                                                    451,000            524,000
                                                                                ---------------     --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  2,146,000       $  2,019,000
                                                                                ===============     ==============

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                              --------
                                                                                        1999               1998
                                                                                        ----               ----
REVENUES                                                                            $  1,607,000       $  1,640,000

COST OF REVENUES                                                                       1,030,000          1,096,000
                                                                                    ------------       ------------

     Gross profit                                                                        577,000            544,000
                                                                                   -------------      -------------

OPERATING EXPENSES:
  Research and development                                                               280,000            244,000
  Selling                                                                                177,000            180,000
  General and administrative                                                             183,000            236,000
  Non-cash compensation                                                                   21,000             38,000
                                                                                  --------------     --------------

     Total operating expenses                                                            661,000            698,000
                                                                                   -------------      -------------

     Loss from operations                                                                (84,000)          (154,000)

OTHER INCOME (EXPENSE):
  Interest income                                                                          2,000              1,000
  Interest expense                                                                       (41,000)           (56,000)
  Other income                                                                             3,000              8,000
                                                                                 ---------------    ---------------

     Total other income (expense)                                                        (36,000)           (47,000)
                                                                                  --------------     --------------

     LOSS BEFORE PROVISION FOR
           INCOME TAXES                                                                 (120,000)          (201,000)

Provision for state income taxes                                                              --              2,000
                                                                                    ------------      -------------

     NET LOSS                                                                       $   (120,000)      $   (203,000)
                                                                                    ------------      -------------

     BASIC AND DILUTED
           NET LOSS PER SHARE                                                       $      (0.00)      $      (0.01)
                                                                                    ============      =============

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                          1999               1998
                                                                                          ----               ----
Cash flows from operating activities
  Net loss                                                                       $     (120,000)      $    (203,000)
    Depreciation and amortization                                                        79,000             126,000
    Non-cash interest expense                                                            26,000              35,000
    Non-cash compensation expense                                                        21,000              38,000
    Changes in assets and liabilities:
      Increase in accounts receivable                                                  (232,000)            (37,000)
      Increase in inventories                                                           (11,000)             (2,000)
      Increase in prepaid expenses                                                      (42,000)            (41,000)
      Increase (decrease) in trade accounts payable                                      80,000            (224,000)
      Increase (decrease) in payroll and related expenses                               100,000             (10,000)
      Increase (decrease) in accrued expenses                                           (67,000)             58,000
      Increase in deferred revenues                                                       1,000               4,000
      Increase in other assets                                                           (5,000)                 --
                                                                                  --------------       ------------

      Net cash used for operating activities                                           (170,000)           (256,000)
                                                                                  --------------       ------------

Cash flows from investing activities:
  Additions in property, plant and equipment                                            (74,000)            (75,000)
                                                                                  --------------       ------------

      Net cash used for investing activities                                            (74,000)            (75,000)
                                                                                  --------------       ------------

Cash flows from financing activities:
  Principal payments under capital lease obligations                                    (10,000)            (28,000)
  Payments on notes payable                                                             (17,000)            (22,000)
  Net borrowings (payments) under revolving line of credit                               94,000            (171,000)
  Proceeds from issuance of notes payable                                                19,000                  --
  Preferred stock issuance                                                                   --             800,000
                                                                                  --------------       ------------

      Net cash provided by financing activities                                          86,000             579,000
                                                                                  --------------       ------------

Net increase (decrease) in cash                                                        (158,000)            248,000

      Cash - beginning of period                                                        429,000             215,000
                                                                                  --------------       ------------

      Cash - end of period                                                        $     271,000       $     463,000
                                                                                  ==============       ============

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial information included herein for the three month period ended June 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1999, is derived from Soligen Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                                 June 30, 1999
                                                 -------------
Raw materials and parts                          $     65,000
Work in process                                        55,000
Finished goods                                         12,000
                                                 ------------

               Total inventories                 $    132,000
                                                 ============

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at June 30, 1999:

Notes to various investors and related parties, bearing
   interest at 12 percent, due in October 1999                              $    170,000
Notes to insurance company, bearing interest at
   9.84 percent, due in October 1999                                              29,000
Revolving line of credit, secured by certain assets
   bearing interest at the bank's prime rate (7 3/4 percent
   at June 30, 1999) plus 3 percent                                              489,000
Note to finance company, bearing interest at
   0.9 percent, due in August 2001                                                16,000
Capital leases                                                                    20,000
                                                                            ------------
                                                                                 724,000

Less - current portion                                                          (716,000)
                                                                            ------------

                                                                            $     8,000
                                                                            ===========

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

OVERVIEW

The Company has developed a proprietary technology known as Direct Shell Production Casting ("DSPC-Registered Trademark-"). This technology is embodied in the Company's DSPC 300 System (the "DSPC System"), which produces ceramic casting molds directly from Computer Aided Design ("CAD") files. These ceramic molds are used to cast metal parts, which conform to the CAD design. This unique capability distinguishes the DSPC System from typical rapid prototyping technologies that are characterized by the ability to produce non-functional, three-dimensional representations of parts from CAD files.

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

The Company believes that the rapid mold production capabilities of the DSPC System provide a substantial competitive advantage over existing producers of cast metal parts. Use of the DSPC System eliminates the need to produce tooling (patterns and core boxes) for limited runs of metal parts, thereby reducing both the time and the labor otherwise required to produce ceramic casting molds for casting the metal parts. It provides for a paradigm shift by enabling engineers to postpone the design or the fabrication of production casting tooling until after the designed part has been functionally tested. This ability, in addition to expediting the design verification and testing, enables manufacturers to save time and money by designing with very little chance for error, on the first attempt the production casting tools, which are required for large production runs.

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

The Company operates the following four major revenue-generating production centers:

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

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1999 and the three months June 30, 1999 and 1998 were as follows:

                                                   THREE MONTHS            THREE MONTHS ENDED
                                                      ENDED                     JUNE 30,
                                                    MARCH 31,                   -------
                                                     1999              1999               1998
                                                     ----              ----               ----
Parts Now-Registered Trademark-                   $ 1,074,000     $    902,000       $    715,000
DSPC-Registered Trademark- production                 348,000          423,000            600,000
Production parts                                      148,000          257,000            288,000
DSPC-Registered Trademark- technology                  27,000           25,000             37,000
                                                  -----------      -----------        -----------
     Total revenues                               $ 1,597,000      $ 1,607,000        $ 1,640,000
                                                  ===========      ===========        ===========

Revenues for the quarter ended June 30, 1999 were $1,607,000, a decrease of 2% compared to $1,640,000 in the quarter ended June 30, 1998 and increased from $1,597,000 in the quarter ended March 31, 1999. Compared to the comparable period a year ago, combined revenues for Parts Now and DSPC production increased to $1,325,000 from $1,315,000 and decreased from $1,422,000 in the quarter ended March 31, 1999. Production parts decreased to $257,000 in the quarter ended June 30, 1999 from $288,000 in the similar quarter last year and increased from $148,000 in the quarter ended March 31, 1999. DSPC technologies revenues were also relatively flat decreasing to $25,000 for the quarter ended June 30, 1999 from $37,000 in the similar quarter last year and decreased from $27,000 in the quarter ended March 31, 1999.

Gross profit for the three months ended June 30, 1999 was $577,000 or 36% as compared to $544,000 or 33% in the quarter ended June 30, 1998. The increased gross profit was due to lower depreciation and better management of production supplies.

Research and development expenses increased 15% to $280,000 for the quarter ended June 30, 1999 from $244,000 in the quarter ended June 30, 1999. The Company intends to continue the advancement of DSPC technology and its applications in the market place.

Selling expenses were relatively flat decreasing to $177,000 for the quarter ended June 30, 1999 from $180,000 in the similar quarter last year.

General and administrative expenses decreased 22% to $183,000 for the quarter ended June 30, 1999 from $236,000 in the quarter ended June 30, 1998. The decrease was the result of lower wages and professional fees.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS No. 123 (Accounting for Stock-Based Compensation), non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $21,000 and $38,000 non-cash compensation expense, respectively, for the quarters ended June 30, 1999 and June 30, 1998. The Company expects to recognize approximately $73,000 non-cash compensation expense during fiscal 2000.

Interest expense decreased to $41,000 in the quarter ended June 30, 1999 from $56,000 in the similar quarter ended last year. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $26,000 and $35,000 non-cash interest expense, respectively, in the quarters ended June 30, 1999 and June 30, 1998. The Company expects to recognize approximately $48,000 non-cash interest expense through October 1999. The additional interest expense in the amount of $15,000 and $21,000, respectively, for the quarters ended June 30, 1999 and June 30, 1998 was the result of payments made for capital leases, other notes payable, short-term debt investors and the commercial lender associated with the revolving line of credit.

CASH AND SOURCES OF LIQUIDITY

At June 30, 1999, working capital decreased to $(130,000) compared to working capital of $838,000 at June 30, 1998, and $(55,000) at March 31, 1999. At June
30, 1999, the Company had $1,320,000 in cash and accounts receivable, compared to cash and accounts receivable of $1,758,000 at June 30, 1998 and $1,246,000 at March 31, 1999.

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

The current lender that provides the Company a $1 million revolving line of credit, has made notification that the credit facility will not be extended beyond August 31, 1999. A new lender has given an oral commitment to provide the Company with a $1 million revolving line of credit at an advance rate of 80% of eligible accounts receivable. This oral commitment is still subject to satisfactory completion of the lender's due diligence. It is anticipated the agreement with this new lender will be signed prior to August 31, 1999.

The Company is also in discussions with potential equity investors for a $750,000 convertible debt financing with an anticipated closing date in September 1999. The Company requires significant funds to expand and continue operations. Based upon current projections the Company believes the current cash, funds anticipated to be received from the revolving line of credit and funds anticipated to be raised from private sources will be adequate to fund operations through March 2000. The Company is actively seeking to raise these additional funds; however, there can be no assurance as to the success of these efforts.

YEAR 2000 DISCLOSURE

The Company reviewed its hardware and related software used for operations and financial management and made necessary changes to become Year 2000 compliant. The incremental costs to become compliant did not have a material effect on the Company's consolidated financial statements. The Company has and continues to contact major vendors and other third parties that do business with the Company to check on the status of their efforts to resolve any Year 2000 issues. The Company prepared a contingency plan based on the Year 2000 readiness of major vendors and customers. In order to provide for an uninterrupted production flow at year-end, the Company plans to increase the inventory of critical production items. The Company is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved third party issues; there can be no assurance that these entities will achieve timely Year 2000 compliance and therefore could have a material impact on the Company's operations.

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

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS: The following exhibits are filed as part of this report:

        EXHIBIT
        NUMBER                 DESCRIPTION
        -------                -----------
         11.1     Computation of Net Loss Per Share
         27       Financial Data Schedule for the Quarter Ended June 30, 1999

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                               SOLIGEN TECHNOLOGIES, INC.


Date:  August 12, 1999         By:  /s/ Yehoram Uziel
                                   ----------------------------------------
                                   Yehoram Uziel
                                   President, CEO and Chairman of the Board
                                   (Principal executive officer)



Date:  August 12, 1999         By:  /s/ Robert Kassel
                                    ----------------------------------------
                                    Robert Kassel
                                    Chief Financial Officer
                                    (Principal financial officer)