Form 10QSB
period 1999-09-30
SOLIGEN TECHNOLOGIES INC
filed 1999-11-12
CIK 916460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                _________________

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Number of shares of issuer's Common Stock outstanding as of November 9, 1999:
33,030,852

      Transitional Small Business Disclosure Format:   Yes  [ ]   No  [X]

                            SOLIGEN TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at September 30, 1999 (unaudited)
            and March 31, 1999 ....................................................     3

            Consolidated Statements of Operations for the six months ended
            September 30, 1999 and 1998 (unaudited) ...............................     4

            Consolidated Statements of Cash flows for the six months ended
            September 30, 1999 and 1998 (unaudited) ...............................     5

            Notes to Consolidated Financial Statements ............................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations .................................................     8

PART II     OTHER INFORMATION

Item 2.     Changes in Securities .................................................    13

Item 4.     Submission of Matters to a Vote of Security Holders ...................    14

Item 5.     Other Information .....................................................    14

Item 6.     Exhibits and Reports on Form 8-K ......................................    15

            Signatures ............................................................    16


PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,      MARCH 31,
                                                                               1999             1999
                                                                           -------------     ----------
                                                                            (UNAUDITED)
                                             ASSETS
Current assets:
  Cash                                                                      $  197,000       $  429,000
  Accounts receivable                                                          948,000          817,000
  Inventories                                                                  102,000          121,000
  Prepaid expenses                                                              84,000           63,000
                                                                            ----------       ----------
       Total current assets                                                  1,331,000        1,430,000

Property, plant and equipment                                                2,461,000        2,369,000
  Less:  allowance for depreciation and amortization                         1,975,000        1,817,000
                                                                            ----------       ----------
       Net property, plant and equipment                                       486,000          552,000
Other assets                                                                    42,000           37,000
                                                                            ----------       ----------
       TOTAL ASSETS                                                         $1,859,000       $2,019,000
                                                                            ----------       ----------
                                                                            ----------       ----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                             $  702,000       $  628,000
  Trade accounts payable                                                       411,000          309,000
  Payroll and related expenses                                                 300,000          170,000
  Accrued expenses                                                             267,000          345,000
  Deferred revenue                                                              80,000           33,000
                                                                            ----------       ----------
       Total current liabilities                                             1,760,000        1,485,000

Notes payable, net of current portion                                            8,000           10,000

Stockholders' equity:
  Preferred stock, no par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 1,800 and 2,000
     shares, respectively                                                      900,000        1,000,000
  Common stock, no par value:
    Authorized - 90,000,000 shares
    Issued and outstanding - 32,911,641 and
     32,682,338 shares, respectively                                        10,688,000       10,500,000
Accumulated deficit                                                        (11,497,000)     (10,976,000)
                                                                           -----------      -----------
       Total stockholders' equity                                               91,000          524,000
                                                                           -----------      -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,859,000      $ 2,019,000
                                                                           -----------      -----------
                                                                           -----------      -----------

      The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    ---------------------------  -----------------------------
                                                                       1999             1998          1999            1998
                                                                    ------------   ------------  -------------   -------------
REVENUES                                                             $1,761,000     $1,167,000    $3,368,000       $2,807,000

COST OF REVENUES                                                      1,369,000      1,068,000     2,399,000        2,164,000
                                                                     ----------     ----------    ----------       ----------
    Gross profit                                                        392,000         99,000       969,000          643,000
                                                                     ----------     ----------    ----------       ----------
OPERATING EXPENSES:
  Research and development                                              315,000        263,000       595,000          507,000
  Selling                                                               196,000        192,000       373,000          372,000
  General and administrative                                            220,000        270,000       403,000          506,000
  Non-cash compensation                                                  16,000         38,000        37,000           76,000
                                                                     ----------     ----------    ----------       ----------
    Total operating expenses                                            747,000        763,000     1,408,000        1,461,000
                                                                     ----------     ----------    ----------       ----------
    Loss from operations                                               (355,000)      (664,000)     (439,000)        (818,000)

OTHER INCOME (EXPENSE):
  Interest income                                                        16,000          4,000        18,000            5,000
  Interest expense                                                      (62,000)       (55,000)     (103,000)        (111,000)
  Other income                                                               --             --         3,000            8,000
                                                                     ----------     ----------    ----------       ----------
    Total other income (expense)                                        (46,000)       (51,000)      (82,000)         (98,000)
                                                                     ----------     ----------    ----------       ----------
    LOSS BEFORE PROVISION FOR INCOME TAXES                             (401,000)      (715,000)     (521,000)        (916,000)

Provision for state income taxes                                             --             --            --            2,000
                                                                     ----------     ----------    ----------       ----------
    NET LOSS                                                         $ (401,000)    $ (715,000)   $ (521,000)      $ (918,000)
                                                                     ----------     ----------    ----------       ----------
    BASIC AND DILUTED
     NET LOSS PER SHARE                                              $    (0.01)    $    (0.02)   $    (0.02)      $    (0.03)
                                                                     ----------     ----------    ----------       ----------
                                                                     ----------     ----------    ----------       ----------

     The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         -----------------------------
                                                                                             1999             1998
                                                                                         ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                $(521,000)        $(918,000)
    Depreciation and amortization                                                           158,000           203,000
    Non-cash interest expense                                                                51,000            70,000
    Non-cash compensation expense                                                            37,000            76,000
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                           (131,000)          510,000
      (Increase) decrease in inventories                                                     19,000            (1,000)
      (Increase) in prepaid expenses                                                        (21,000)          (21,000)
      Increase (decrease) in trade accounts payable                                         102,000          (278,000)
      Increase (decrease) in payroll and related expenses                                   130,000           (24,000)
      Increase (decrease) in accrued expenses                                               (78,000)          147,000
      Increase (decrease) in deferred revenues                                               47,000           (26,000)
      (Increase) decease in other assets                                                     (5,000)            4,000
                                                                                         ----------        ----------
      Net cash used for operating activities                                               (212,000)         (258,000)
                                                                                         ----------        ----------
Cash flows from investing activities:
  Additions in property, plant and equipment                                                (92,000)         (106,000)
                                                                                         ----------        ----------
     Net cash used for investing activities                                                 (92,000)         (106,000)
                                                                                         ----------        ----------
Cash flows from financing activities:
  Principal payments under capital lease obligations                                        (17,000)          (31,000)
  Payments on notes payable                                                                 (21,000)          (89,000)
  Net borrowings (payments) under revolving line of credit                                  110,000            (6,000)
  Preferred stock issuance, net of issuance costs                                                --           957,000
                                                                                         ----------        ----------
     Net cash provided by financing activities                                               72,000           831,000
                                                                                         ----------        ----------
Net increase (decrease) in cash                                                            (232,000)          467,000

     Cash - beginning of period                                                             429,000           215,000
                                                                                         ----------        ----------
     Cash - end of period                                                                $  197,000        $  682,000
                                                                                         ----------        ----------
                                                                                         ----------        ----------

    The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial information included herein for the six month period ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1999, is derived from Soligen Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:


                                           SEPTEMBER 30, 1999
                                           ------------------
Raw materials and parts                       $ 83,000
Work in process                                  9,000
Finished goods                                  10,000
                                              --------
  Total inventories                           $102,000
                                              --------
                                              --------

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at September 30, 1999:


Notes to various investors and related parties, bearing
 interest at 12 percent, due in October 1999                         $   170,000
Notes to insurance company, bearing interest at
 9.84 percent, due in December 1999                                        9,000
Revolving line of credit, secured by certain assets
 bearing interest at the bank's prime rate (8 1/4 percent
 at September 30, 1999) plus 3 percent                                   505,000
Note to finance company, bearing interest at
 0.9 percent, due in August 2001                                          14,000
Capital leases                                                            12,000
                                                                     -----------
                                                                         710,000

Less - current portion                                                  (702,000)
                                                                     -----------
                                                                     $     8,000
                                                                     -----------
                                                                     -----------

In December 1997, the Company's Board of Directors approved a short-term subordinated promissory note and warrant financing. The offering was completed in a private placement transaction to accredited investors only pursuant to Regulation D and Rule 506 thereunder. A total of six investors loaned a total of $220,000 to the Company in December 1997, and one investor loaned an additional $40,000 to the Company in January 1998. Each investor received a promissory note in the principal amount of the amount loaned, bearing interest at the rate of 12% per annum and due six months from the date of the promissory note. In addition, for each dollar loaned to the Company the investors received a common stock purchase warrant exercisable for two shares of the Company's common stock (resulting in the issuance of warrants exercisable for a cumulative total of 520,000 shares of the Company's common stock). The warrants are exercisable for a period of five years at $0.50 per share. A finder's fee in the amount of $17,000 was paid to a non-employee member of the Company's Board of Directors in consideration of services provided in connection with the financing. One of the investors was a non-employee member of the Company's Board of Directors, one investor was an employee member of the Company's Board of Directors, and the remaining five investors were unaffiliated private investors. On June 12, 1998, the Company extended $220,000 notes payable under the same terms and conditions for an additional 45 days. In connection with this extension, warrants exercisable for 110,000 shares of the Company's common stock were issued to the investors. On July 27, 1998, the Company extended $210,000 notes payable under the same terms and conditions for an additional 90 days. In connection with this extension, warrants exercisable for 210,000 shares of the Company's common stock were issued to the investors. On October 25, 1998, the Company extended $140,000 of the notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 330,000 shares of the Company's common stock exercisable at $0.375 per share were issued to the investors.

In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering is for accredited investors only pursuant to Regulation D and Rule 506 thereunder. Such notes are to bear interest at 12% per annum and to be due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's common stock. The warrants are exercisable for a period of five years. On April 25, 1999, the Company extended $170,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 340,000 shares of the Company's common stock exercisable at $0.1875 per share were issued to the investors. On October 25, 1999, $170,000 notes payable became due. The Company intends to repay the notes from the financing currently being negotiated.

PREFERRED STOCK

On April 24, 1998, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement providing for the private placement of up to 3,000 shares of a newly authorized series of preferred stock. The Company received gross proceeds of $800,000 in April 1998, $100,000 in July 1998 and $100,000
in September 1998 from the sale of 1,600, 200 and 200 shares, respectively, of Series A Preferred Stock to three private investors pursuant to the Series A Convertible Preferred Stock Purchase Agreement. In June 1999, two private investors converted 200 shares of Series A Preferred Stock into 229,303 shares of the Company's common stock and in November 1999, one private investor converted 100 shares of Series A Preferred Stock into 119,211 shares of the Company's common stock.

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

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc ("STI") and its wholly-owned subsidiary Soligen, Inc. ("Soligen") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Quarterly Report. On December 31, 1998, Altop, Inc., a wholly-owned subsidiary of Soligen Technologies, Inc., was merged into Soligen, Inc. and will operate as Soligen--Santa Ana Division.

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

The Company believes that the rapid mold production capabilities of the DSPC System provide a substantial competitive advantage over existing producers of cast metal parts. Use of the DSPC System eliminates the need to produce tooling (patterns and core boxes) for limited runs of metal parts, thereby reducing both the time and the labor otherwise required to produce ceramic casting molds for casting the metal parts. It provides for a paradigm shift by enabling engineers to postpone the design or the fabrication of production casting tooling until after the designed part has been functionally tested. This ability, in addition to expediting the design verification and testing, enables manufacturers to save time and money by designing production casting tools with very little chance for error on the first attempt.

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

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1999 and the three and six months ended September 30, 1999 and 1998 were as follows:

                       THREE MONTHS
                          ENDED          THREE MONTHS ENDED            SIX MONTHS ENDED
                         JUNE 30,           SEPTEMBER 30,                SEPTEMBER 30,
                       -----------   --------------------------   --------------------------
                           1999          1999           1998          1999           1998
                       -----------   ------------   -----------   ------------  ------------
Parts Now              $   902,000   $  1,160,000   $   467,000   $  2,062,000  $  1,182,000
 -Registered
  Trademark-

DSPC-Registered
  Trademark-
  Production               423,000        336,000       419,000        759,000     1,019,000

Production Parts           257,000        239,000       231,000        496,000       519,000

DSPC-Registered
  Trademark-
  Technology                25,000         26,000        50,000         51,000        87,000
                       -----------   ------------   -----------   ------------  ------------
    Total revenues     $ 1,607,000   $  1,761,000   $ 1,167,000   $  3,368,000  $  2,807,000
                       -----------   ------------   -----------   ------------  ------------
                       -----------   ------------   -----------   ------------  ------------

Revenues for the quarter ended September 30, 1999 were $1,761,000, an increase of 51% compared to $1,167,000 in the quarter ended September 30, 1998, and an increase of 10% compared to $1,607,000 in the quarter ended June 30, 1999. Compared to the comparable period a year ago, combined revenues for Parts Now and DSPC Production increased to $1,496,000 from $886,000 and increased from $1,325,000 in the quarter ended June 30, 1999. Production Parts increased to $239,000 in the quarter ended September 30, 1999 from $231,000 in the similar quarter last year and decreased from $257,000 in the quarter ended June 30, 1999. DSPC Technologies revenues decreased to $26,000 for the quarter ended September 30, 1999 from $50,000 in the similar quarter last year and increased from $25,000 in the quarter ended June 30, 1999.

Gross profit increased to $392,000 for the quarter ended September 30, 1999 from $99,000 in the similar quarter last year. For the six months ended September 30, 1999, gross profit increased to $969,000 from $643,000 for the similar period last year. Gross margin for the quarter ended September 30, 1999 increased to 22% from 8% for the quarter ended September 30, 1998 and for the six months ended September 30, 1999 increased to 29% from 23% for the similar period last year. The increase in gross margin was primarily the result of increased revenues.

Research and development expenses were $315,000 and $263,000 for the quarters ended September 30, 1999 and 1998, respectively. For the six months ended September 30, 1999 and 1998, research and development expenses were $595,000 and $507,000, respectively. The Company intends to continue the advancement of DSPC technology and its applications in the market place.

Selling expenses were relatively flat increasing to $196,000 for the quarter ended September 30, 1999 from $192,000 in the similar quarter last year and increased to $373,000 for the six months ended September 30, 1999 from $372,000 for the similar period last year.

General and administrative expenses decreased 19% to $220,000 for the quarter ended September 30, 1999 from $270,000 in the similar quarter last year and decreased 20% to $403,000 for the quarter ended September 30, 1999 from $506,000 for the similar period last year. The decrease for the quarter and year to date was the result of lower wages and professional fees.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS No. 123 (Accounting for Stock-Based Compensation), non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $16,000 and $37,000 non-cash compensation expense in the quarter and six months ended September 30, 1999 and $38,000 and $76,000 in quarter and six months ended for the similar period last year. Interest expense increased to $62,000 in the quarter ended September 30, 1999 from $55,000 in the similar quarter ended last year. For the six months ended September 30, 1999 and 1998, interest expense decreased to $103,000 from $111,000. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $25,000 non cash interest expense in the quarter ended September 30, 1999 and $35,000 in the similar quarter ended last year and for the six months ended September 30, 1999 and 1998, the Company recognized $51,000 and $70,000, respectively. The additional interest expense in the amount of $37,000 and $20,000 for the quarters ended September 30, 1999 and

1998, receptively, and $52,000 and $41,000 for the six months ended September 30, 1999 and 1998, respectively, was the result of payments made for capital leases, other notes payable, short-term debt investors and the commercial lender associated with the revolving line of credit.

CASH AND SOURCES OF LIQUIDITY

At September 30, 1999, working capital decreased to $(429,000) compared to working capital of $438,000 at September 30, 1998, and $(55,000) at March 31, 1999. At September 30, 1999, the Company had $1,145,000 in cash and accounts receivable, compared to cash and accounts receivable of $1,430,000 at September 30, 1998 and $1,246,000 at March 31, 1999.

In August 1999, the Company entered into an agreement for one year with a new commercial lender for up to $1 million revolving line of credit, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 80% of eligible accounts receivable. At September 30, 1999, the Company had $150,000 available to borrow.

The Company is in final discussion with investors for a Convertible Preferred Stock private placement with closing anticipated in November 1999. Terms of the financing as currently proposed provide for the offer and sale of up to 5,000,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") at a price of $0.20 per share. Each share of Series B Preferred will be initially convertible into one share of common stock, subject to adjustment in certain events. For each 100 shares of Series B Preferred purchased, the investors will receive common stock purchase warrants exercisable for the purchase of 43 shares of common stock at a price of $0.20 per share. These warrants will be exercisable for a period of one year. The investors will have demand and "piggyback" registration rights as to the common stock issuable upon conversion of the Series B Preferred and exercise of the warrants. In addition, the holders of Series B Preferred will have the right to elect one director to the Company's Board of Directors. Closing of the financing is contingent upon a minimum aggregate investment of $800,000, completion of investor due diligence, and negotiation and execution of definitive agreements. As of the date of filing of this Report on Form 10-QSB, subscriptions for $900,000 have been received, due diligence is in process and draft agreements are being negotiated between the Company and the investors.

The Company continues to require significant funds to expand and continue operations. The Company believes its current cash, revolving line of credit and funds anticipated from the private placement will allow the Company to increase its engineering and manufacturing capacity and to adequately fund operations through March 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 27, 1999, the Company held its 1999 Annual Meeting of Shareholders, at which the following actions were taken:

1. The Shareholders elected the five nominees for Director to the Board of Directors of the Company. The five Directors elected were Yehoram Uziel, Mark W. Dowley, Kenneth T. Friedman, Patrick J. Lavelle and William Spier (27,688,212, 27,689,412, 27,689,112, 27,689,412 and 27,449,112 shares were voted affirmatively and 71,581, 70,381, 70,681, 70,381 and 310,681 shares abstained from voting for each of the nominees named, respectively).

2. The Shareholders ratified the selection of Arthur Andersen, LLP as independent public accountants of the Company for the fiscal year ended March 31, 2000 (27,348,725 shares were voted affirmatively, 1,000 shares voted negatively and 36,416 shares abstained from voting on this proposal).

ITEM 5.  OTHER INFORMATION

On August 31, 1999, the American Stock Exchange formally notified the Company that its Common Stock listed on the Emerging Marketplace was to be delisted. The Company did not meet the Exchange guidelines with the Company's shareholders' equity less than $2.0 million and the per share market price of its Common Stock below $1.00.

As a result of the action taken by Amex, the last day of trading of the Company's Common Stock on the American Stock Exchange under the symbol SGT was on September 3, 1999. The Company's Common Stock began trading on the Over-The-Counter Bulletin Board on September 15, 1999, under the symbol SGTN. The Company will continue to maintain its listing on the Vancouver Stock Exchange under the symbol SGT.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:  The following exhibits are filed as part of this report:


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 11.1       Computation of Net Loss Per Share
 27         Financial Data Schedule for the Quarter Ended September 30, 1999


(b)    REPORTS ON FORM 8-K.

       The Company filed current report on Form 8-K on September 9, 1999 reporting that the Company's Common Stock Listed on the American Stock Exchange Emerging Company Marketplace was delisted and began trading on the Over-The-Counter Bulletin Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                   SOLIGEN TECHNOLOGIES, INC.


Date:  November 10, 1999           By: /s/ Yehoram Uziel
                                       ----------------------------------------
                                       Yehoram Uziel
                                       President, CEO and Chairman of the Board
                                       (Principal executive officer)



Date:  November 10, 1999           By: /s/ Robert Kassel
                                       ----------------------------------------
                                       Robert Kassel
                                       Chief Financial Officer
                                       (Principal financial officer)