Form 10QSB
period 1999-12-31
SOLIGEN TECHNOLOGIES INC
filed 2000-02-14
CIK 916460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's Common Stock outstanding as of February 9, 2000:
35,459,423

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 1999 (unaudited)
          and March 31, 1999....................................................     3

          Consolidated Statements of Operations for the nine months ended
          December 31, 1999 and 1998 (unaudited)................................     4

          Consolidated Statements of Cash flows for the nine months ended
          December 31, 1999 and 1998 (unaudited)................................     5

          Notes to Consolidated Financial Statements............................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  ...............................................    10


PART II   OTHER INFORMATION

Item 2.   Changes in Securities  ...............................................    14

Item 6.   Exhibits and Reports on Form 8-K......................................    17

          Signatures............................................................    18

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,     MARCH 31,
                                                                                1999           1999
                                                                             ------------     ---------
                                                                            (UNAUDITED)
                                     ASSETS
Current assets:
  Cash                                                                      $  1,287,000    $    429,000
  Accounts receivable                                                          1,514,000         817,000
  Inventories                                                                     73,000         121,000
  Prepaid expenses                                                                38,000          63,000
                                                                            ------------    ------------
          Total current assets                                                 2,912,000       1,430,000

Property, plant and equipment                                                  2,504,000       2,369,000
  Less:  allowance for depreciation and amortization                           2,053,000       1,817,000
                                                                            ------------    ------------
          Net property, plant and equipment                                      451,000         552,000
Other assets                                                                      56,000          37,000
                                                                            ------------    ------------
          TOTAL ASSETS                                                      $  3,419,000    $  2,019,000
                                                                            ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                             $    954,000    $    628,000
  Trade accounts payable                                                         337,000         309,000
  Payroll and related expenses                                                   359,000         170,000
  Accrued expenses                                                               206,000         345,000
  Deferred revenue                                                                96,000          33,000
                                                                            ------------    ------------
          Total current liabilities                                            1,952,000       1,485,000

Notes payable, net of current portion                                             12,000          10,000

Series B redeemable preferred stock, no par value:
    Authorized - 8,425,000 shares
    Issued and outstanding 8,425,000 and 0
      shares, respectively                                                     1,538,000            --

Stockholders' equity:
  Series A preferred stock, no par value:
    Authorized -- 10,000,000 shares
    Issued and outstanding -- 0 and 2,000
      shares, respectively                                                          --         1,000,000
  Common stock, no par value:
    Authorized -- 90,000,000 shares
    Issued and outstanding 35,459,423 and
     32,682,338 shares, respectively                                          11,632,000      10,500,000
  Accumulated deficit                                                        (11,715,000)    (10,976,000)
                                                                            ------------    ------------

          Total stockholders' equity                                             (83,000)        524,000
                                                                            ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,419,000    $  2,019,000
                                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          DECEMBER 31,                   DECEMBER 31,
                                   ---------------------------    ---------------------------
                                       1999            1998           1999           1998
                                   ------------    -----------    ------------   ------------
REVENUES                            $ 1,862,000    $ 1,317,000    $ 5,230,000    $ 4,124,000

COST OF REVENUES                      1,313,000      1,025,000      3,712,000      3,189,000
                                    -----------    -----------    -----------    -----------

     Gross profit                       549,000        292,000      1,518,000        935,000
                                    -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Research and development              309,000        251,000        904,000        758,000
  Selling                               140,000        179,000        513,000        551,000
  General and administrative            254,000        233,000        657,000        739,000
  Non-cash compensation                  18,000         38,000         55,000        114,000
                                    -----------    -----------    -----------    -----------

     Total operating expenses           721,000        701,000      2,129,000      2,162,000
                                    -----------    -----------    -----------    -----------

     Loss from operations              (172,000)      (409,000)      (611,000)    (1,227,000)

OTHER INCOME (EXPENSE):
  Interest income                         6,000          5,000         24,000         10,000
  Interest expense                      (50,000)       (49,000)      (153,000)      (160,000)
  Other income                             --             --            3,000          8,000
                                    -----------    -----------    -----------    -----------

     Total other income (expense)       (44,000)        44,000       (126,000)      (142,000)
                                    -----------    -----------    -----------    -----------

     LOSS BEFORE PROVISION FOR
           INCOME TAXES                (216,000)      (453,000)      (737,000)    (1,369,000)

Provision for state income taxes          2,000          2,000          2,000          4,000
                                    -----------    -----------    -----------    -----------

     NET LOSS                       $  (218,000)   $  (455,000)   $  (739,000)   $(1,373,000)
                                    -----------    -----------    -----------    -----------

     BASIC AND DILUTED
           NET LOSS PER SHARE       $     (0.01)   $     (0.01)   $     (0.02)   $     (0.04)
                                    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                       --------------------------
                                                           1999           1998
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                             $  (739,000)   $(1,373,000)
    Depreciation and amortization                          236,000        294,000
    Non-cash interest expense                               77,000        105,000
    Non-cash compensation expense                           55,000        114,000
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          (697,000)       398,000
      Decrease in inventories                               48,000         19,000
      Decrease in prepaid expenses                          25,000         26,000
      Increase (decrease) in trade accounts payable         28,000       (290,000)
      Increase in payroll and related expenses             189,000         29,000
      Increase (decrease) in accrued expenses             (139,000)       180,000
      Increase in deferred revenues                         63,000         57,000
      (Increase) decrease in other assets                  (19,000)        15,000
                                                       -----------    -----------
      Net cash used for operating activities              (873,000)      (426,000)
                                                       -----------    -----------
Cash flows from investing activities:
  Additions in property, plant and equipment              (135,000)       (82,000)
                                                       -----------    -----------
      Net cash used for investing activities              (135,000)       (82,000)
                                                       -----------    -----------
Cash flows from financing activities:
  Principal payments under capital lease obligations       (29,000)       (42,000)
  Payments on notes payable                               (251,000)      (187,000)
  Proceeds from issuance of notes payable                  127,000         30,000
  Net borrowings under revolving line of credit            481,000        179,000
  Preferred stock issuance, net of issuance costs        1,538,000        957,000
                                                       -----------    -----------
      Net cash provided by financing activities          1,866,000        937,000
                                                       -----------    -----------

Net increase in cash                                       858,000        429,000

      Cash - beginning of period                           429,000        215,000
                                                       -----------    -----------
      Cash - end of period                             $ 1,287,000    $   644,000
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial information included herein for the nine month period ended December 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 1999, is derived from Soligen Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 for the summary of significant accounting policies.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:


                                                DECEMBER 31, 1999
                                                -----------------
Raw materials and parts                            $    28,000
Work in process                                         38,000
Finished goods                                           7,000
                                                 -------------

               Total inventories                  $     73,000
                                                  ============

DEFERRED REVENUE

Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues resulting mainly from the Company's issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.

DEBT

    NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at December 31, 1999:

Notes to insurance company, bearing interest at
   9.84 percent, due in January 2000                             2,000
Revolving line of credit, secured by certain assets
   bearing interest at the bank's prime rate (81/4 percent
   at December 31, 1999) plus 3 percent                        876,000
Notes to four Company officers and its Controller, bearing
   interest at 12 percent, due in January 2000                  60,000
Note to finance companies, bearing interest ranging from
   0.9 percent to 10.0 percent, due at various dates
   through October 2003                                         28,000
                                                             ---------
                                                               966,000

Less - current portion                                        (954,000)
                                                             ---------

                                                             $  12,000
                                                             =========

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

In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering is for accredited investors only pursuant to Regulation D and Rule 506 thereunder. Such notes are to bear interest at 12% per annum and to be due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's common stock. The warrants are exercisable for a period of five years. On April 25, 1999, the Company extended $170,000 notes payable for an additional six months and to be due October 24, 1999 under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 340,000 shares of the Company's common stock exercisable at $0.1875 per share were issued to the investors. On October 24, 1999, the Company extended $170,000 notes payable for an additional 36 days under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 68,000 shares of the Company's common stock exercisable at $0.28125 were issued to the investors. The Company repaid the notes in November 1999 from proceeds of the Series B Preferred stock financing.

Commencing in October 1998, the Company's officers and its Controller (a total of five persons) elected to voluntarily defer a portion of their salaries. These deferrals continued until October 1999, and the total amount deferred was $108,039. In October 1999 the Company's Board of Directors determined that the deferral should be discontinued and that the employees should be accorded the same treatment as that given to the lenders under the debt financing described in the preceding paragraph. Accordingly, in October 1999 the Company issued promissory notes to each of the employees in the principal amount of the amount deferred and bearing interest at the rate of 12% per annum. In addition, the employees were issued warrants exercisable for the purchase of a cumulative total of 108,039 shares of the Company's common stock. The warrants re exercisable for a period of five years at an exercise price of $0.28125 per share. In December 1999 a total of $48,328 was paid on these notes and the entire remaining balance was repaid in January 2000.

PREFERRED STOCK

    SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 24, 1999, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement providing for the private placement of 8,425,000 shares of a newly authorized series of preferred stock ("Series B Preferred"). The Company received gross proceeds of $1,685,000 from the sale of 8,425,000 shares of Series B Preferred to thirty-three (33) private investors (all of whom were accredited investors as defined in Regulation D) pursuant to the Stock Purchase Agreement. The purchasers of Series B Preferred also received

Common Stock purchase warrants exercisable for a cumulative total of 3,622,750 shares of the Company's Common Stock at an exercise price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

In connection with the Series B financing, the Company paid a cash finder's fee in the approximate amount of $100,000. In addition, the finders received warrants exercisable for 498,750 shares of common stock at a price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999.

At a special stockholders meeting held on April 20, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of preferred stock. This amendment authorizes the Company's Board of Directors to issue preferred stock in one or more series on terms approved by the Board of Directors without the necessity of further action or approval by the stockholders. Pursuant to this authority, the Company's Board of Directors has authorized the issuance of up to 8,425,000 shares of Series B Preferred Stock having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on November 23, 1999. The following is a summary of certain terms of the Series B Preferred, and reference is made to the Statement for a complete description of the rights and preferences of the Series B Preferred.

The Series B Preferred is not entitled to any fixed or guaranteed dividend. Upon a liquidation of the Company, the Series B Preferred is entitled to receive a distribution of $0.20 per share in preference to any distribution to holders of common stock or junior preferred stock. The approval of the holders of at least two-thirds of the outstanding shares of Series B Preferred is required for certain significant corporate actions, including mergers and sales of substantially all of the Company's assets.

Each share of Series B Preferred is initially convertible into one share of the Company's Common Stock, subject to adjustment for recapitalizations, stock splits and similar events. Subject to certain exceptions, the Series B conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock for no consideration or for a consideration less than the fair market value of the Common Stock as of the date of such issuance. The Series B Preferred automatically converts into common stock in the event the average trading price of the Company's common stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 1,000,000 shares, if traded on a national securities exchange, or 1,500,000 shares if traded on NASDAQ or over-the-counter. The Series B Preferred also automatically converts into common stock in the event the Company completes an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

The holders of Series B Preferred may tender their shares for redemption at a per share price equal to 150% of the liquidation preference in the event of a Change of Control (as defined in the Statement). In addition, the Company may, at its option, redeem the Series B Preferred at a per share price equal to 150% of the liquidation preference in the event that, from and after

November 24, 2000, the common stock trades above $0.75 per share for sixty (60) consecutive trading days.

Purchasers of Series B Preferred are also parties to an Investor Rights Agreement which grants certain demand and "piggyback" registration rights. The holders of Series B Preferred, voting as a separate class, are entitled to elect one member of the Company's Board of Directors.

    SERIES A CONVERTIBLE PREFERRED STOCK

In conjunction with a Series B Preferred financing completed on November 24, 1999, the Company entered into a Conversion Agreement with the holders of the Company's Series A Convertible Preferred Stock ("Series A Preferred"). Pursuant to this Agreement, all outstanding shares of Series A Preferred were converted into 2,023,874 shares of the Company's Common Stock in accordance with the Company's Articles of Incorporation. In consideration of the agreement of holders of Series A Preferred to make such conversion, the Company issued a cumulative total of 404,697 additional shares of Common Stock to the holders of Series A Preferred. These additional shares are entitled to the same registration rights granted to the holders of Series B Preferred.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, AMONG OTHERS (I) CUSTOMER ACCEPTANCE OF THE COMPANY'S "ONE STOP SHOP" PARTS NOW PROGRAM; (II) THE POSSIBLE EMERGENCE OF COMPETING TECHNOLOGIES; AND
(III) THE UNCERTAINLY AS TO THE COMPANY ESTABLISHING PROFITABILITY. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. IN VIEW OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB WILL IN FACT TRANSPIRE.

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

OVERVIEW

The Company has developed a proprietary technology known as Direct Shell Production Casting ("DSPC(R)"). This technology is embodied in the Company's DSPC 300 System (the "DSPC System"), which produces ceramic casting molds directly from Computer Aided Design

("CAD") files. These ceramic molds are used to cast metal parts, which conform to the CAD design. This unique capability distinguishes the DSPC System from typical rapid prototyping technologies that are characterized by the ability to produce non-functional, three-dimensional representations of parts from CAD files.

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

The DSPC System can also be used to produce the production tooling (usually made of steel), required to cast the parts in larger production runs. To capitalize on this advantage, the Company plans to form a network of rapid response production facilities owned either by the Company or by licensed third parties. This network will operate under the trade name Parts Now(R) service. These facilities will include DSPC production facilities and foundries with in-house machine shops. The Company intends to establish itself as a leading manufacturer of cast metal parts by providing a seamless transition from CAD file to finished part.

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

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1999 and the three and nine months ended December 31, 1999 and 1998 were as follows:


                     THREE MONTHS
                         ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED
                     SEPTEMBER 30,       DECEMBER 31,              DECEMBER 31,
                     -------------    ------------------        ------------------
                          1999        1999          1998        1999         1998
                          ----        ----          ----        ----         ----
Parts Now(R)          $1,160,000   $1,520,000   $  601,000   $3,582,000   $1,783,000
DSPC(R)Production        336,000      173,000      482,000      932,000    1,501,000
Production Parts         239,000      169,000      204,000      665,000      723,000
DSPC(R)Technology         26,000         --         30,000       51,000      117,000
                      ----------   ----------   ----------   ----------   ----------
     Total revenues   $1,761,000   $1,862,000   $1,317,000   $5,230,000   $4,124,000
                      ==========   ==========   ==========   ==========   ==========

Revenues for the quarter ended December 31, 1999 were $1,862,000, an increase of 41% compared to $1,317,000 in the quarter ended December 31, 1998, and an increase of 6% compared to $1,761,000 in the quarter ended September 30, 1999. Compared to the comparable nine month period a year ago, combined revenues for Parts Now and DSPC Production increased to $4,514,000 from $3,284,000 and increased from $1,496,000 in the quarter ended September 30, 1999 to $1,703,000 in the quarter ended December 31, 1999. Production Parts decreased to $169,000 in the quarter ended December 31, 1999 from $204,000 in the similar quarter last year and decreased from $239,000 in the quarter ended September 30, 1999. There were no DSPC Technologies revenues for the quarter ended December 31, 1999 compared to $30,000 in the similar quarter last year and $26,000 in the quarter ended September 30, 1999.

Gross profit increased to $549,000 for the quarter ended December 31, 1999 from $292,000 in the similar quarter last year. For the nine months ended December 31, 1999, gross profit increased to $1,518,000 from $935,000 for the similar period last year. Gross margin for the quarter ended December 31, 1999 increased to 29% from 22% for the quarter ended December 31, 1998 and for the nine months ended December 31, 1999 increased to 29% from 23% for the similar period last year. The increase in gross margin was primarily the result of increased revenues.

Research and development expenses were $309,000 and $251,000 for the quarters ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999 and 1998, research and development expenses were $904,000 and $758,000, respectively. The Company intends to continue the advancement of DSPC technology and its applications in the market place.

Selling expenses decreased to $140,000 for the quarter ended December 31, 1999 from $179,000 in the similar quarter last year and decreased to $513,000 for the nine months ended December 31, 1999 from $551,000 for the similar period last year. The decrease in selling expenses for the quarter and nine months ended December 31, 1999 compared to the similar periods last year was the result of the recovery of a bad debt.

General and administrative expenses increased to $254,000 for the quarter ended December 31, 1999 from $233,000 in the similar quarter last year and decreased 11% to $657,000 for the quarter ended December 31, 1999 from $739,000 for the similar period last year. The increase for the quarter ended December 31, 1999 was the result of larger office expenses and adjustment for year-end payroll taxes and decrease for year to date was the result of lower wages and professional fees.

The Company issued stock options to non-employees in fiscal 1996 and, according to SFAS No. 123 (Accounting for Stock-Based Compensation), non-cash compensation expense is to be recognized over the expected period of benefit. As a result, the Company recognized $18,000 and $55,000 non-cash compensation expense in the quarter and nine months ended December 31, 1999 and $38,000 and $114,000 in quarter and nine months ended for the similar period last year. Interest expense increased to $50,000 in the quarter ended December 31, 1999 from $49,000 in the similar quarter ended last year. For the nine months ended December 31, 1999 and 1998, interest expense decreased to $153,000 from $160,000. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $26,000 non cash interest expense in the quarter ended December 31, 1999 and $35,000 in the similar quarter ended last year and for the nine months ended December 31, 1999 and 1998, the Company recognized $77,000 and $105,000, respectively. The increase in interest expense to $24,000 from $14,000 for the quarters ended December 31, 1999 and 1998, respectively, and to $76,000 from $55,000 for the nine months ended December 31, 1999 and 1998, respectively, was the result of payments made for capital leases, other notes payable, short-term debt investors and the commercial lender associated with the revolving line of credit.

CASH AND SOURCES OF LIQUIDITY

At December 31, 1999, working capital increased to $960,000 compared to working capital of $161,000 at December 31, 1998, and $(55,000) at March 31, 1999. At
December 31, 1999, the Company had $2,801,000 in cash and accounts receivable, compared to cash and accounts receivable of $1,504,000 at December 31, 1998 and $1,246,000 at March 31, 1999.

The Company's accounts receivable increased from $817,000 and 42 days of sales at March 31, 1999 to $1,514,000 and 56 days of sales at December 31, 1999. The increase in days of sales was the result of customers either by policy or unofficial practice of delaying payments as well as the Company incurring most of its revenues in the later part of the quarter ended December 31, 1999 compared to the quarter ended March 31, 1999.

In November 1999, the Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Convertible Preferred Stock to thirty-three (33) private investors

In August 1999, the Company entered into an agreement for one year with a new commercial lender for up to $1 million revolving line of credit, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 80% of eligible accounts receivable. At December 31, 1999, the Company had $130,000 available to borrow.

YEAR 2000 DISCLOSURE

The Company reviewed its hardware and related software used for operations and financial management and made necessary changes to become Year 2000 compliant. The incremental costs to become compliant did not have a material effect on the Company's consolidated financial statements. The Company contacted major vendors and other third parties that did business with the Company to check on the status of their efforts to resolve any Year 2000 issues but was not aware of any substantial issues.

To date, the Company has not encountered any Year 2000 problems with its internal computer systems nor with its major vendors and other third parties. The Company will continue to monitor its internal systems, major vendors and third parties to insure the Company will promptly react should a Year 2000 issue subsequently arise.

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

In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering is for accredited investors only pursuant to Regulation D and Rule 506 thereunder. Such notes are to bear interest at 12% per annum and to be due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's common stock. The warrants are exercisable for a period of five years. On April 25, 1999, the Company extended $170,000 notes payable for an additional six months and to be due October 24, 1999 under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 340,000 shares of the Company's common stock exercisable at $0.1875 per share were issued to the investors. On October 24, 1999, the Company extended $170,000 notes payable for an additional 36 days under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 68,000 shares of the Company's common stock exercisable at $0.28125 were issued to the investors. The Company repaid the notes in November 1999 from proceeds of the Series B Preferred stock financing.

Commencing in October 1998, the Company's officers and its Controller (a total of five persons) elected to voluntarily defer a portion of their salaries. These deferrals continued until October 1999, and the total amount deferred was $108,039. In October 1999 the Company's Board of Directors determined that the deferral should be discontinued and that the employees should be accorded the same treatment as that given to the lenders under the debt financing described in the preceding paragraph. Accordingly, in October 1999 the Company issued promissory notes to each of the employees in the principal amount of the amount deferred and bearing interest at the rate of 12% per annum. In addition, the employees were issued warrants exercisable for the purchase of a cumulative total of 108,039 shares of the Company's common stock. The warrants re exercisable for a period of five years at an exercise price of $0.28125 per share. In December 1999 a total of $48,328 was paid on these notes and the entire remaining balance was repaid in January 2000.

    SERIES B REDEEMABLE PREFERRED STOCK

On November 24, 1999, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement providing for the private placement of 8,425,000 shares of a newly authorized series of preferred stock ("Series B Preferred"). The Company received gross proceeds of $1,685,000 from the sale of 8,425,000 shares of Series B Preferred to thirty-three (33) private investors (all of whom were accredited investors as defined in Regulation D) pursuant to the Stock Purchase Agreement. The purchasers of Series B Preferred also received Common Stock purchase warrants exercisable for a cumulative total of 3,622,750 shares of the Company's Common Stock at an exercise price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

In connection with the Series B financing, the Company paid a cash finder's fee in the approximate amount of $100,000. In addition, the finders received warrants exercisable for 498,750 shares of common stock at a price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999.

At a special stockholders meeting held on April 20, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of preferred stock. This amendment authorizes the Company's Board of Directors to issue preferred stock in one or more series on terms approved by the Board of Directors without the necessity of further action or approval by the stockholders. Pursuant to this authority, the Company's Board of Directors has authorized the issuance of up to 8,425,000 shares of Series B Preferred Stock having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on November 23, 1999. The following is a summary of certain terms of the Series B Preferred, and reference is made to the Statement for a complete description of the rights and preferences of the Series B Preferred.

The Series B Preferred is not entitled to any fixed or guaranteed dividend. Upon a liquidation of the Company, the Series B Preferred is entitled to receive a distribution of $0.20 per share in preference to any distribution to holders of common stock or junior preferred stock. The approval of the holders of at least two-thirds of the outstanding shares of Series B Preferred is required for certain significant corporate actions, including mergers and sales of substantially all of the Company's assets.

Each share of Series B Preferred is initially convertible into one share of the Company's Common Stock, subject to adjustment for recapitalizations, stock splits and similar events. Subject to certain exceptions, the Series B conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock for no consideration or for a consideration less than the fair market value of the Common Stock as of the date of such issuance. The Series B Preferred automatically converts into common stock in the event the average trading price of the Company's common stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 1,000,000 shares, if traded on a national securities exchange, or 1,500,000 shares if traded on NASDAQ or over-the-counter. The Series B Preferred also automatically converts into common stock in the event the Company completes an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

The holders of Series B Preferred may tender their shares for redemption at a per share price equal to 150% of the liquidation preference in the event of a Change of Control (as defined in the Statement). In addition, the Company may, at its option, redeem the Series B Preferred at a per share price equal to 150% of the liquidation preference in the event that, from and after November 24, 2000, the common stock trades above $0.75 per share for sixty (60) consecutive trading days.

Purchasers of Series B Preferred are also parties to an Investor Rights Agreement which grants certain demand and "piggyback" registration rights. The holders of Series B Preferred, voting as a separate class, are entitled to elect one member of the Company's Board of Directors.

    SERIES A CONVERTIBLE PREFERRED STOCK

In conjunction with a Series B Preferred financing completed on November 24, 1999, the Company entered into a Conversion Agreement with the holders of the Company's Series A Convertible Preferred Stock ("Series A Preferred"). Pursuant to this Agreement, all outstanding shares of Series A Preferred were converted into 2,023,874 shares of the Company's Common Stock in accordance with the Company's Articles of Incorporation. In consideration of the agreement of holders of Series A Preferred to make such conversion, the Company issued a cumulative total of 404,697 additional shares of Common Stock to the holders of Series A Preferred. These additional shares are entitled to the same registration rights granted to the holders of Series B Preferred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:  The following exhibits are filed as part of this report:

        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                 ---------------
         11.1     Computation of Net Loss Per Share

         27       Financial Data Schedule for the Quarter Ended December 31,
                  1999

(b)      REPORTS ON FORM 8-K.

         The Company filed a current report on Form 8-K on December 16, 1999 reporting that the Company completed a private placement on November 24, 1999 in the amount of $1,685,000 for 8,225,000 shares of a newly authorized Series B Preferred Stock.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    SOLIGEN TECHNOLOGIES, INC.

Date:  February 10, 2000            By:  /s/ Yehoram Uziel
                                        -------------------------
                                        Yehoram Uziel
                                        President, CEO and Chairman of the Board
                                        (Principal executive officer)

Date:  February 10, 2000            By:  /s/ Robert Kassel
                                        ---------------------------
                                        Robert Kassel
                                        Chief Financial Officer
                                        (Principal financial officer)