Form 10KSB
period 2000-03-31
SOLIGEN TECHNOLOGIES INC
filed 2000-06-28
CIK 916460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER: 1-12694

                                 --------------
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

                                 --------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON STOCK WITHOUT PAR VALUE                             NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                      NONE

                                 --------------

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

     THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED MARCH 31, 2000 WERE $7,153,000.

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH STOCK, AS OF JUNE 16, 2000 WAS APPROXIMATELY $12,507,000

     AS OF JUNE 16, 2000, THERE WERE 36,383,054 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

     THE INDEX TO EXHIBITS APPEARS ON PAGE 16 OF THIS DOCUMENT.

                                 --------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT HAS INCORPORATED INTO PART III OF THIS FORM 10-KSB BY REFERENCE PORTIONS OF ITS PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS.
================================================================================

                           SOLIGEN TECHNOLOGIES, INC.
                                   FORM 10-KSB

                        FOR THE YEAR ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

   Item 1.    Description of Business ......................................  1

   Item 2.    Description of Properties ....................................  8

   Item 3.    Legal Proceedings ............................................  8

   Item 4.    Submission of Matters to a Vote of Security Holders ..........  8

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters .....  9

   Item 6.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................... 9

   Item 7.    Financial Statements .......................................... 15

   Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................... 15

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act ........... 16

   Item 10.   Executive Compensation ........................................ 16

   Item 11.   Security Ownership of Certain Beneficial Owners
                and Management .............................................. 16

   Item 12.   Certain Relationships and Related Transactions ................ 16

   Item 13.   Exhibits and Reports on Form 8-K .............................. 16

Signatures .................................................................. 35

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. SEE
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS."

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

     During fiscal 2000, the Company's revenues increased 25% as a result of increased sales and marketing activities in furtherance of the Company's stated goals to fully utilize the Company's proprietary DSPC(R) process. By completing the transition from primarily a supplier of cast and machined prototype parts to becoming a preferred supplier of short run and bridging production (Parts Now programs) as well as prototypes, the Parts Now product line revenues increased 72% over fiscal 1999. The Company continues to invest heavily in R&D so as to accommodate changing industry demands and, as a result, may find it necessary to continue to raise additional capital in order to fund future expansion and operations. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sources of Liquidity."

BUSINESS OF COMPANY

       MIT granted Soligen an exclusive, world-wide license until October 1, 2006 to develop, manufacture, market and sell products utilizing certain patented technology and processes for the production of ceramic casting molds for casting metal parts. The license continues on a non-exclusive basis thereafter until the expiration of the last patent relating to the licensed technology. The exclusive period may be extended by mutual agreement of both parties.

       Based upon the MIT patent, the Company developed a proprietary technology known as Direct Shell Production Casting ("DSPC(R)"), a process that is distinguished from typical rapid prototype systems that are characterized by the ability to rapidly produce non functional three dimensional representations of parts from Computer Aided Design ("CAD") files. The DSPC technology is dedicated to metal casting; this technology enables the Company to produce functional cast metal parts thereby providing a substantial competitive advantage over existing producers by eliminating the need of time and labor spent on patterns and core boxes.

     The Company uses CAD files obtained from customers to produce ceramic casting molds. Metal is then cast into the ceramic molds at a foundry to yield metal parts identical to the customer's CAD files. The parts are cast either at the Company's aluminum foundry, or at other foundries. Since the casting molds are made directly from the customer's CAD files, the customer is free to concurrently experiment with different designs or alloys. To better and more quickly service its customers, the Company has established a Parts Now on-line service on the Company's interactive Web site (www.partsnow.com) on the Internet. The Company also joined the automotive Intranet ANX which enables Soligen direct access to CAD data at the big 3 automotive companies in the USA and some of their Tier 1 suppliers. Customer's CAD file can also be transmitted by modem, Internet FTP protocols or delivery of a standard data disk or tape.

     DSPC also provides for a paradigm shift by enabling customer's engineers to postpone the design and/or the fabrication of a production casting tooling that is normally used for manufacturing a limited number of metal parts. Functional metal parts provided by DSPC accomplish not only cost savings for the customer's engineer but will also allow him to functionally test a metal part in the shortest time possible before going into production. This testing and proof of design of production tooling with very little chance of error provides significant time savings which in turn accomplishes a prime goal of the manufacturer, i.e., the reduction in "Time to Market."

     In addition to capitalizing on the advantages of DSPC prototypes and rapidly produced bridging production, the DSPC system can also produce high volume production tooling (usually made of steel). Future plans for the

Company include establishment of rapid response production facilities either owned by the Company or licensed third parties for small to medium sized runs as well as a network of alliances or joint ventures with mass production foundries operating licensed DSPC centers. These DSPC centers will enable mass manufacturers to better participate in concurrent engineering programs with their customers together with their ability to cast near net shape production tooling for efficient manufacturing of production tooling. By establishing these networks of DSPC centers, the Company will provide manufacturers a seamless transition from CAD file to finished production parts. This network will operate under the trade name Parts Now(R). The Company's first rapid response production facility consists of its aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company's headquarters in Northridge, California.

CORE TECHNOLOGY

     DSPC is based on Three Dimensional Printing ("3DP(TM)"), a technology invented at the Massachusetts Institute of Technology in Cambridge, Massachusetts. 3DP automatically generates solid objects directly from CAD files by selectively bonding together particles of powdered material with a liquid binder.

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

     Once a satisfactory mold has been designed, the computer file is used to automatically generate the mold. The DSPC system includes a bin that contains powder. The bin is fitted with a piston, which can be moved vertically in precise increments under computer control. Above the piston is a hopper containing finely divided ceramic powder. A roller located at the upper edge of the bin rotates while moving across the powder. Above the bin containing powder is a continuous-jet printhead. The printhead is supplied with a liquid binder and is moved across the powder surface under computer control, ejecting tiny drops of binder downward in a pattern that corresponds to the layer cross-section of the mold.

     The binder bonds the powder particles together. Once a given layer is completed, the computerized model of the mold is sectioned again, and the cycle is repeated until all layers of the mold are formed. The ceramic mold is then fired after which the unbound ceramic powder is removed and the mold then filled with molten metal. Once the metal has solidified, the mold is broken away, the gating system is removed, and the cast metal part is then finished (sanded, machined or sandblasted) and inspected.

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

MARKETS

     The total annual market size for production of raw metal cast parts is approximately $120 billion worldwide, according to the American Foundrymen's Society. The Company concentrates on producing cast metal parts with complex geometry and core cavities, thin walls and high dollar value per part. Some of the Company's primary customers include companies in industries such as automotive, construction equipment, aerospace, and other Original Equipment Manufacturers ("OEMs"). Customers who could maximize the employment of Soligen's technological competitive advantage typically consist of companies that experience rapid rates of technological innovation, frequent design changes, and requirements to dramatically reduce "time to market." Their products consist of metal parts that frequently contain complex geometric configurations, especially in the interior of the part. The Company has focused on five market segments:

     o The primary and aftermarket automotive markets with focus on engine blocks, cylinder heads, transmission cases, steering columns, manifolds and other cast metal parts with complex core cavities and or geometry. The Company has established repeat business with Ford Motor Company, General Motors Corporation, DaimlerChrysler Corporation and some of their tier 1 and tier 2 suppliers such as Delphi Automotive Systems and Visteon Automotive Systems.

     o The marine, off-road, motorcycle and construction equipment manufacturers. In this market segment the Company has established repeat business with Caterpillar, Inc., Deere & Company, Harley-Davidson Motor Company, Mercury Marine, Inc. and other engine manufacturers.

     o The military and aerospace industries focus on parts with complex geometry and core cavities. In this market segment the Company has established repeat business with Boeing, Rockedyne, the US Navy as well as some of their main suppliers. Presently the Company does not produce parts that are used for actual flight tests, or for critical parts for airplanes, since the DSPC is not a flight certified manufacturing process. The Company has not yet undertaken an effort to certify its facilities to comply with military and aerospace specifications.

     o The pump, valve and turbine industries with focus on hydraulic, pneumatic and ground base compressors, turbochargers, turbines and power generators. The Company has established repeat business with such companies as Goulds Pump, Inc., Reda, Sulzer Turbo GmbH., Capstone Turbine Corporation and others.

     o In the fifth market segment the Company includes all other casting customers with various applications.

DISTRIBUTION

     Sales and distribution activities for the Company are managed from the Company's facilities in California. Direct sales and technical support services customers locally from offices in Detroit, Michigan, Columbus, Ohio, and Northridge, California. The Company plans to open additional regional offices, initially in the U.S. and later, internationally. In certain territories that are not currently covered by the Company's direct sales staff, the Company has engaged independent manufacturer's representatives.

     The Company launched its Parts Now on-line service during fiscal 1996. Parts Now on-line is available on the Internet. In addition, the Company joined the automotive Intranet ANX which gives access to CAD files at Ford, GM, DaimlerChrysler and some of their tier one suppliers. This service allows the Company to enter the electronic commerce environment and enables customers to receive price quotations and order parts electronically.

CURRENT STATUS

     In the three years ending fiscal 1995, the Company focused its efforts on the commercialization of the DSPC equipment. During the development program, the Company sold and installed developmental DSPC machines as well as several commercial DSPC 300 machines. Since 1995, the Company has continually enhanced the performance of the DSPC machines. In January 1995, the Company established the first DSPC center at the Company's headquarters in Northridge, California. At present it operates eight DSPC machines. The Company plans to have ten DSPC machines operational during fiscal 2001.

INTERNATIONAL

     During fiscal 1997, Soligen entered the European market through the license of a DSPC machine with Centre De Transfert De Technologie Du Mans ("CTTM"). CTTM formed a consortium with several French companies including Renault, Peugeot, Snecma, Aerospatiale, Dassault and Thomson Electricite to launch the use of DSPC within the consortium. CTTM has accomplished its goal of successfully operating DSPC in France. The parties plan to spin off the DSPC center to a Parts Now center, i.e., a full manufacturing center. The planned upgrade would include additional DSPC machines as well as other additional investments. At the present time the proposed spin off is being negotiated with local groups in Le Mans France.

INDUSTRY/COMPETITION

     For most metal parts, the two major fabrication alternatives are machining and casting. Machining involves the removal of metal from the surface of a part or a metal block (billet) using high-speed cutting tools, whereas casting involves pouring molten metal into a specially-shaped mold and letting it cool and solidify. Casting is usually used to form parts with complex geometries and complex internal cavities (which could not be machined due to the lack of access for the cutting tool). Most of the cast parts are then machined to make them "ready for assembly."

     Except for die casting which is limited to low melting temperature alloys, casting involves creating a pattern and sometimes core boxes, (collectively called "tooling" or "casting tools") which are used to create sand or ceramic molds. The patterns are used to form the cavity for the external shape of the cast part whereas the core boxes are each used to create a sand object (core) that reflects a cavity. These cores are then assembled into the sand mold and together they form the cavity that is to be filled with molten metal. For some parts having a complex geometry and complex core cavity structure, a sand casting mold consisting of many sections requires a lengthy assembly process. Molten metal is poured into these molds and the molds are destroyed after the metal solidifies. Casting provides geometrical flexibility and allows for the production of parts from virtually any metal with relatively little material waste. As volume requirements increase, the casting process followed by machining becomes the fabrication process of choice since the machining from billet method incurs costs, which are normally prohibitive.

     Metal part designers are heavily constrained by conventional casting methods, due to long lead times and high costs of production tools (patterns and core boxes). The main constraint is the need to first produce patterns, or production tooling, prior to creating a first article part. For cast parts with complex core cavity structure, this is an expensive and time consuming process, since the geometry of the part needs to be analyzed and each separate core needs to be extracted and a proper core box designed and produced. Any design change in the part is a multi-step process that requires modifying or often redoing the tooling thereby increasing the probability of making mistakes. The key to competitiveness in the parts production market is the ability to create the production tooling (patterns, molds or dies) quickly and cost effectively. One way to accomplish quick and cost effective tooling is to utilize methods that will enable the cast parts manufacturer to produce the production tooling once and correctly on the first attempt. However, since casting requires tooling even for making a single mold (and therefore casting a single part), the only method to accomplish this goal is to eliminate the need for casting tools during the several design cycles. The DSPC technology eliminates the need for patterns and core boxes. Functional cast parts can be made without tools for testing, thus enabling foundries to produce casting tools in a timely and cost effective manner.

     To shorten the time to market and remain competitive in an environment of constant change and innovation, end users of metal parts such as the automotive, marine, and construction equipment industries and other mass producers, have started to implement concurrent engineering. In concurrent engineering, the mass producer is selected at the beginning of the program of designing a new product. At the same time as the design engineers are designing a new product and building and testing a prototype, manufacturing engineers, who are working closely with the selected vendor, are designing the casting production line and the casting tools. Often, in order to verify the production casting method and processes, prototype production tools (sometimes referred to as "soft tools") which are less expensive than production tools, will be made. The experience gained by using "soft tools" to manufacture prototype castings is also used to assist the design team in their efforts to lower the production cost of the part.

     The customer expects the part vendor to take responsibility for tool making, and also demands short run production prior to proceeding with high volume production, thus forcing the mass producer to produce parts on an alternate casting line since costs associated with setting up a volume production line for short runs are prohibitive.

     DSPC, being an automated, patternless casting process that permits the production of parts without tooling, obsoletes the conventional casting techniques used to make functional parts. The combination of DSPC technology, together with traditional casting and machining, perfectly positions the Company through its Parts Now service to competitively address the growing need for carrying a new design smoothly from an idea to production. DSPC as part of the Company's Parts Now service significantly reduces the time to market. By employing the Company's Parts Now service program, the customer can realize the following advantages:

     o    MULTIPLE DESIGN ITERATIONS AT THE SAME TIME AND WITHIN BUDGET
          CONSTRAINTS: Designer can rapidly incorporate design changes and concurrently produce and test several versions of any design.

     o    THE ABILITY TO TEST DIFFERENT ALLOYS TO OPTIMIZE THE PART'S
          PERFORMANCE: Designer can request the same part to be made from different alloys (which otherwise require a different tool for each alloy).

     o CAD - CASTING: Designer can now elect to use the casting process even for short runs.

     o CASTING PROCESS VERIFICATION: Different gating systems could be explored without the need to create casting tooling or to commit to a specific casting technique.

     o CASTING TOOL OPTIMIZATION: Design and fabrication of production tools can be delayed until after the final design is verified.

     o TOOLING ITERATIONS: The number of production tooling design and manufacturing iterations can be reduced and even eliminated and the goal of designing production tooling directly from the CAD file of the approved part can be attained.

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

     Mass production is defined as annual production quantities in excess of a few thousand identical parts. Industries which require mass production runs include automotive and consumer product OEM suppliers. Mass production contracts are generally awarded during the design phase of a part, and include services ranging from first article parts through toolmaking, short pilot runs and, ultimately, mass production runs. The Company competes with either captive or independent short run foundries servicing the mass production foundries that typically employ traditional toolmakers.

     Certain industries, such as aerospace and capital equipment manufacturing, typically utilize medium scale production vendors. For certain customers in this category, especially for aerospace companies, certification of compliance with military and federal aerospace standards are required as a pre-requisite to become a vendor; this requirement represents a temporary barrier for competing with foundries who are already certified and approved as vendors to such companies. Currently the Company is limiting itself to producing non-flight certified parts.

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

MAJOR CUSTOMERS

     During fiscal 2000 and 1999, the Company established repeat business with companies of different sizes, in different industries and geographical areas. Among companies with whom the Company has established repeat business are Ford Motor Company, General Motors Corporation, Visteon Automotive Systems, Daimler Chrysler Corporation, Meridian Magnesium Products, Honda, Delphi Automotive Systems, Wright-K Technology, Inc., Kohler Company and Capstone Turbine Corporation. The Company believes that maintaining and strengthening these customer relations will play an important role in growing the business. Two customers represented 16% and 10% and one customer represented 17% of total revenues in fiscal 2000 and fiscal 1999, respectively. See Note 2 to the Financial Statements.

PATENTS, TRADEMARKS, LICENSES AND ROYALTIES

     Soligen's DSPC process is based on Three Dimensional Printing (3DP(TM)), which is patented by MIT. Pursuant to the terms of a License Agreement dated October 18, 1991, and amendments thereto (collectively referred to herein as the "License"), MIT granted to Soligen the exclusive worldwide license to exploit its proprietary 3DP technology for the metal casting field of use. Soligen enjoys the exclusive benefits of the License until October 1, 2006. The License continues on a non-exclusive basis after October 1, 2006, unless extended by mutual agreement.

     Under the terms of the License, MIT has the responsibility to apply for, seek prompt issuance of, and maintain during the term of the License the patent rights covered by the License in the United States, Canada, Japan and countries covered by a patent filing in the European Patent Office. MIT has fulfilled its responsibilities in this regard. The License provides that all costs associated with these matters will be borne by licensees. Currently there are four other licensees which apply MIT's 3DP technology in different fields of use, none of which are related to metal casting. The License also provides that, with respect to any improvements to the technology developed by Soligen, such improvements will be the property of Soligen provided that Soligen will license such improvements to MIT on a royalty-free non-exclusive basis. The license was renegotiated and amended on August 8, 1996 and December 28, 1998.

     Under the terms of the amended License, Soligen is required to generate cumulative sales according to the following schedule:

                                   PERIOD                                        CUMULATIVE SALES
                                    -----                                       -----------------
March 1996 - March 1997......................................................     $ 3,000,000
March 1997 - March 1998......................................................     $ 3,500,000
March 1998 - March 1999......................................................     $ 4,000,000
March 1999 - March 2000......................................................     $ 4,500,000
March 2000 - March 2001......................................................     $ 5,000,000
March 2001 - March 2002......................................................     $ 6,000,000
March 2002 - March 2003......................................................     $ 8,000,000
March 2003 - March 2004 and each year thereafter.............................     $10,000,000

     The Company has met all the conditions to maintain its license and exclusivity. For the rights, privileges and license granted under the License, the Company pays royalties and fees to MIT until the License is terminated. The License was further renegotiated and amended on December 28, 1998 to provide for the fees and royalties as follows:

     o "Running Royalties" in an amount equal to 4.5% of Net Sales of the "Licensed Products," metal "End Products" and "Licensed Processes" used, leased or sold by and/or for the Company; provided however that during the period commencing January 1, 1997 and terminating on December 15, 1999, MIT shall wave the first $150,000 of "Running Royalties" due pursuant to this paragraph. In December 1999, MIT waved $150,000 of "Running Royalties."

     o After the payment of $500,000 in "Running Royalties" for the sale of metal "End Products" made using "Licensed Products" and/or "License Process," the royalty rate due for sale of metal "End Products" shall be reduced from 4.5% to 2.25%.

     o Beginning with calendar year 2000 and in each year thereafter, if the Company shall not have paid MIT at least $50,000 in royalty payments, then the Company shall, within 30 days of the end of the calendar year, pay to MIT the difference between $50,000 and the amount paid to MIT during preceding year.

     The term "3DP" is a trademark of MIT. The terms "DSPC" and "Parts Now" are trademarks of Soligen, registered in the U.S.

RESEARCH AND DEVELOPMENT EXPENDITURES

     During fiscal years ended March 31, 2000 and 1999, the Company expended $1,160,000 and $1,015,000 respectively on research and development to enhance the Company's proprietary technology. Through the license from MIT, Soligen has also obtained the benefit of continuing research and development expenditures at MIT relating to the technology in Soligen's fields of use during these fiscal years.

     The Company plans to continue to devote time and allocate resources to research and development programs thereby enhancing the original MIT based technology as well as extending its capabilities in the course of developing new applications.

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

EMPLOYEES

     On March 31, 2000, Soligen's Northridge facility employed 67 full time engineers, scientists, managers and staff; Soligen's Santa Ana facility employed 35 full time employees. The Company also has an agreement with one independent sales representative. No employees are currently covered by collective bargaining agreements or are members of any labor organizations. The Company has not experienced any work stoppages and believes that its employee relations are one of its important assets in furthering its continual growth objectives.

ITEM 2.       DESCRIPTION OF PROPERTIES

     Soligen's corporate headquarters, marketing and sales, CAD, printing, post processing and engineering activities are located in Northridge, California in a 17,000 square foot facility. The Company's foundry and machine shop are located in Santa Ana in a 20,000 square foot facility. These facilities are leased by the Company from unrelated third parties under leases expiring between June 2002 and June 2005.

ITEM 3.       LEGAL PROCEEDINGS

     As of the date of this report, the Company is not subject to any legal proceedings. From time to time the Company becomes involved in routine legal proceedings incidental to its business.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was formally listed for trading on the American Stock Exchange's (the "AMEX") Emerging Company Marketplace under the symbol "SGT" and on the Canadian Venture Exchange (the "CDNX"), formally the Vancouver Stock Exchange, under the symbol "SGT." On May 24, 1999, the AMEX notified the Company that its common stock listing did not meet their minimum listing guidelines of stockholders' equity in an amount greater than Two Million Dollars ($2,000,000), and a per share market price of greater than One Dollar ($1.00). As a result of the action taken by the AMEX, the last day of trading for the Company's common stock on the AMEX was September 3, 1999. The Company's common stock began trading on the Over-the-Counter Market (OTC Bulletin Board) on September 7, 1999 under the symbol "SGTN."

     On March 3, 2000, the Company approved plans to delist its common shares from trading on the CDNX. The Company acted to delist its shares because of the very low volume trading on that market. The last day of trading for the Company's common stock on the CDNX was April 28, 2000.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock and the high and low bid prices of the Company's common stock, as applicable.

                                           HIGH SALES PRICE                  LOW SALES PRICE
      FISCAL QUARTER ENDED                   ($U.S.) (1)                       ($U.S.) (1)
---------------------------------  -------------------------------  --------------------------------

Jun 30, 1998....................                 0.81                              0.50
Sep 30, 1998....................                 0.88                              0.38
Dec 31, 1998....................                 0.56                              0.25
Mar 31, 1999....................                 0.44                              0.19
Jun 30, 1999....................                 0.36                              0.19
Sep 30, 1999....................                 0.47 (2)                          0.19 (2)
Dec 31, 1999....................                 0.38 (2)                          0.20 (2)
Mar 31, 2000....................                 0.81 (2)                          0.28 (2)

--------------
Sources for sales prices:
  (1)  American Stock Exchange.
  (2) High ask and low bid prices as reported by the National Quotation Bureau (which reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions).

     As of June 16, 2000, the Company had 2,325 holders of record of its common stock and 36,383,054 shares outstanding.

     No dividends have been declared or paid for the last two fiscal years. As a condition of concluding the acquisition of Soligen, STI gave an undertaking to the CDNX not to declare or pay any dividends on its common stock for the period of time expiring at the earlier of the date upon which the last of the escrow shares are earned out of escrow or canceled. (see Part III, Item 11).

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

     The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. ("STI") and its wholly-owned subsidiary Soligen, Inc. ("Soligen") (collectively referred to herein as the "Company") including the notes thereto, included elsewhere in this Annual Report. On December 31, 1998, Altop, Inc., a wholly-owned subsidiary of Soligen Technologies, Inc., was merged into Soligen, Inc. and operates as Soligen--Santa Ana Division.

OVERVIEW

The Company's revenues are classified as four major revenue-generating product lines:

     1. PARTS NOW SERVICE: This product line includes the "one stop shop" production services from receipt of the customer's CAD file through production. Parts Now programs include any contract which may consist of a combination of DSPC, conventional casting and CNC machining expertise. Each Parts Now program is handled by a program / project engineer who oversees the transition from CAD to first article, to tooling, to conventional casting, finish machining and later, when applicable, to mass production.

     2. DSPC PRODUCTION SERVICE: Revenues for this product line result from using the DSPC process in the production and sale of first article prototypes and short run quantities of cast metal parts made exclusively by DSPC directly from the customer's CAD file.

     3. CONVENTIONAL CASTING PRODUCTION PARTS SERVICE: Revenues for this product line are limited to conventional casting and machining of aluminum parts at the Company's aluminum foundry and machine shop in Santa Ana, CA. Production parts service line does not utilize DSPC or DSPC made tooling, and does not involve program engineers. In this category the Company is able to apply lower overhead margins and therefore capture additional business.

     4. DSPC TECHNOLOGY SERVICE: Revenues for this product line result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein the Company provides technological expertise.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES

     Revenues increased 25% to $7,153,000 in fiscal year ended March 31, 2000 from $5,721,000 in the fiscal year ended March 31, 1999. Combined revenues for Parts Now and DSPC for fiscal 2000 increased to $6,225,000 from $4,706,000 or 32% over fiscal 1999 reflecting acceptance of the Company's core business in the market place. Within the Company's core business, Parts Now increased to $5,044,000 in fiscal 2000 from $2,857,000 or 77% over fiscal 1999 while DSPC production revenues decreased 36% to $1,181,000 in fiscal 2000 from $1,849,000 in fiscal 1999. The increase in Parts Now revenues demonstrates the customer's acceptance of the Company's business model of revenue growth resulting from the DSPC/Parts Now program. Conventional Production Parts revenues at the Company's Santa Ana Division were relatively flat increasing to $875,000 in fiscal 2000 from $871,000 in fiscal 1999. DSPC Technologies Center revenues decreased 63% to $53,000 in fiscal 2000 from $144,000 in fiscal 1999.

     The Company's revenues for fiscal 2000 and fiscal 1999, classified by product lines, are as follows:

                                                                            FISCAL         FISCAL
                                                                             2000           1999
                                                                           ----------     ----------
Parts Now(R)...........................................................    $5,044,000     $2,857,000
DSPC(R)production.....................................................      1,181,000      1,849,000
Conventional production parts........................................         875,000        871,000
DSPC(R)technology.....................................................         53,000        144,000
                                                                           ----------     ----------
   Total revenues....................................................      $7,153,000     $5,721,000
                                                                           ==========     ==========

GROSS PROFIT

     Gross profit increased to $2,068,000 in fiscal 2000 from $1,351,000 in fiscal 1999 while gross margin increased to 29% from 24% for the comparable period a year ago. The increase in gross margin was primarily the result of increased revenues. In fiscal 2000 the Company entered into the field of internal combustion multi cylinder heads. The gross margins for fiscal 2000 were adversely affected by incurring extraordinary expenses for tools and services needed to meet customer benchmark criteria for these complex cast parts.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $145,000 or 14% to $1,160,000 in fiscal 2000 from $1,015,000 in fiscal 1999. The continued high research and development expenditures are related to the Company's penetration into a broader market base for its products thereby requiring further enhancement of the processes based on the DSPC technology.

SELLING EXPENSES

     Selling expenses decreased $99,000 or 12% to $698,000 in fiscal 2000 from $797,000 in fiscal 2000. The decrease in selling expenses was the result of the recovery of a bad debt.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $110,000 or 10% to $966,000 in fiscal 2000 from $1,076,000 in fiscal 1999. The decrease was primarily the result of non-cash compensation decreasing $79,000 to $73,000 in fiscal 2000 from $152,000 in fiscal 1999.

INTEREST EXPENSE

     Interest expense decreased to $189,000 in fiscal 2000 from $200,000 in fiscal 1999. During fiscal 2000 and fiscal 1999 the Company issued common stock purchase warrants in connection with private placement loans to the Company and, according to SFAS 123, non-cash interest expense is to be recognized over the expected period of benefit. As a result of SFAS 123, the Company incurred $76,000 non-cash interest expense during fiscal 2000 and $97,000 during fiscal 1999. An additional $113,000 of interest was for other notes and leases for fiscal 2000 and $103,000 for fiscal 1999.

OTHER INCOME

     In fiscal 2000, the Company recognized other miscellaneous income of $4,000 compared with $9,000 in fiscal 1999.

BENEFICIAL CONVERSION

     In fiscal 2000, the Company recorded a beneficial conversion of $139,000 resulting from the issuance of 404,697 shares of common stock to the holders of the Series A preferred shares as an incentive to convert their preferred shares.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

     Net loss in fiscal 2000, after giving recognition to the $139,000 beneficial conversion granted on conversion of preferred stock, decreased $670,000 to $1,048,000 from $1,718,000 in fiscal 1999. Basic and diluted loss per share decreased to $0.03 in fiscal 2000 from a basic and diluted loss per share of $0.05 in fiscal 1999.

SOURCES OF LIQUIDITY

     Since the Company's inception, it has financed its operating activities primarily from private offerings of equity, convertible preferred shares, short-term debt securities and accounts receivable financing from financial institutions.

OPERATING ACTIVITIES

     As of March 31, 2000, the Company had $1,761,000 in cash and accounts receivable, representing an increase of $515,000 as compared to $1,246,000 at March 31, 1999. Working capital increased to $726,000 at March 31, 2000 from $(55,000) at March 31, 1999. The increase in net cash used in operating activities in fiscal 1999 was $835,000 compared to $618,000 for the prior fiscal year. Although the net loss before beneficial conversion decreased to $909,000 from 1,718,000 for the prior fiscal year, the net cash used was partially attributable to an increase in accounts receivable of $453,000.

INVESTING ACTIVITIES

     Net cash used in investing activities for capital expenditures was $357,000 in the fiscal year ended March 31, 2000, as compared to cash used in investing activities for capital expenditures of $172,000 in the prior fiscal year.

FINANCING ACTIVITIES

     During the fiscal year ended March 31, 2000, the Company financed its business activities primarily through the issuance of redeemable convertible preferred stock and accounts receivable financing.

     During the prior fiscal year, the Company financed its business activities primarily though the issuance of convertible preferred stock, extension of short-term subordinated promissory notes and accounts receivable financing.

   SERIES A CONVERTIBLE PREFERRED STOCK ISSUANCE

     In April 1998, the Company received net proceeds of $775,000 from the sale of 1,600 shares of Series A Convertible Preferred Stock ("Series A Preferred") to two private investors. The Series A Convertible Preferred Stock Purchase Agreement, as amended, between the Company and these investors, permitted additional sales of Series A Preferred to be completed prior to September 8, 1998. In July 1998, the Company received additional net proceeds of $88,000 from the sale of 200 shares of Series A Preferred to the same two private investors pursuant to the Series A Convertible Preferred Stock Purchase Agreement. In addition, in September 1998, the Company received additional net proceeds of $94,000 from the sale of 200 shares of Series A Preferred to a third investor pursuant to the Series A Convertible Preferred Stock Purchase Agreement.

     In conjunction with a Series B Preferred financing completed on November 24, 1999, the Company entered into a Conversion Agreement with the holders of the Company's Series A Preferred. Pursuant to this Agreement, all outstanding shares of Series A Preferred were converted into 2,372,388 shares of the Company's Common Stock in accordance with the Company's Articles of Incorporation. In consideration of the agreement of holders of Series A Preferred to make such conversion, the Company issued 404,697 additional shares of Common Stock to the holders of Series A Preferred and, in connection with the transaction, the Company recorded a beneficial conversion of $139,000. These shares are entitled to the same registration rights granted to the holders of Series B Preferred.

   SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On November 24, 1999, the Company entered into a Series B Redeemable Convertible Preferred Stock Purchase Agreement providing for the private placement of 8,425,000 shares of a newly authorized series of preferred stock ("Series B Preferred"). The Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Preferred to thirty-three (33) private investors (all of whom were accredited investors as defined in Regulation D) pursuant to the Stock Purchase Agreement. The purchasers of Series B Preferred also received Common Stock purchase warrants exercisable for a cumulative total of 3,622,750 shares of the Company's Common Stock at an exercise price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

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

     In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering is for accredited investors only pursuant to Regulation D and Rule 506 thereunder. Such notes are to bear interest at 12% per annum and to be due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's common stock. The warrants are exercisable for a period of five years. On April 25, 1999, the Company extended $170,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 340,000 shares of the Company's common stock exercisable at $0.1875 per share were issued to the investors. On October 24, 1999, the Company extended $170,000 notes payable for an additional 36 days under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 68,000 shares of the Company's common stock exercisable at $0.28125 were issued to the investors. The Company repaid the notes in December 1999 from proceeds of the Series B Preferred financing.

     Commencing in October 1998, the Company's officers and its Controller (a total of five persons) elected to voluntarily defer a portion of their salaries. These deferrals continued until October 1999, and the total amount deferred was $108,039. In October 1999 the Company's Board of Directors determined that the deferral should be discontinued and that the employees should be accorded the same treatment as that given to the lenders under the debt financing described in the preceding paragraph. Accordingly, in October 1999 the Company issued promissory notes to each of the employees in the principal amount of the amount deferred and bearing interest at the rate of 12% per annum. In addition, the employees were issued warrants exercisable for the purchase of a cumulative total of 108,039 shares of the Company's common stock. The warrants are exercisable for a period of five years at an exercise price of $0.28125 per share. In December 1999 a total of $48,328 was paid on these notes and the entire remaining balance was repaid in January 2000.

   ACCOUNTS RECEIVABLE FINANCING

     In July 1998, the Company extended for an additional year an agreement to provide $1 million revolving line of credit at an advance rate of 75% of eligible accounts receivable. In August 1999, the Company entered into an agreement with a new lender for one year to provide $1 million revolving line of credit at an advance rate of 80% of eligible accounts receivable. On March 31, 2000, the credit facility provided $354,000 cash collateralized with $1,313,000 accounts receivable and, for the prior fiscal year, $395,000 cash collateralized with $867,000 accounts receivable, both of which were net of the Santa Ana Division's accounts receivable.

FISCAL YEAR 2000 LIQUIDITY OUTLOOK

     The Company requires significant working capital to fund its business, particularly to finance accounts receivable and for capital expenditures. The Company's future cash requirements will depend on many factors, including the extent of spending to support product development efforts, expansion of sales efforts, and market acceptance of the Company's technology. The Company believes that its current cash position and asset-based line of credit will be sufficient to meet its working capital and capital expenditures requirements through March 2001.

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

     To date, the Company has not encountered any Year 2000 problems with its internal computer systems nor with its major vendors and other third parties. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material. The Company will continue to monitor its computer systems and infrastructure throughout fiscal year 2001.

ITEM 7. FINANCIAL STATEMENTS

     See "Financial Statements and Notes to Financial Statements" set forth on pages 18 through 34 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company received written notice on March 3, 2000 that Arthur Andersen LLP ("AA") resigned as the Company's principal independent public accountants as a result of AA's own limited resources and that the Company's size and capitalization did not warrant further involvement on their part. AA's report on the financial statements of the Company for the previous two years did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the interim period preceding the resignation of AA, there were no disagreements between the Company and AA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter of the disagreement in connection with its report.

     On March 3, 2000, the Board of Directors of the Company approved the engagement of Singer Lewak Greenbaum & Goldstein LLP to audit the Company's financial statements for the fiscal year ending March 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company will file a definitive proxy statement ("Proxy Statement") relating to its 2000 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS: The following exhibits are filed as part of this report:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            ------------
     2.1  Share Exchange Agreement and Amendments (1)

     2.2  MIT Share Acquisition Agreement (1)

     2.3  Escrow Agreement (1)

     3.1  Articles of Incorporation of Soligen Technologies, Inc. (1)

     3.2  Bylaws of Soligen Technologies, Inc. (1)

     3.3  First Amendment to Bylaws (2)

     3.4  Second Amendment to Bylaws (5)

     3.5  Statement of Rights and Preferences of Series B Preferred Stock (6)

     4.1  Series B Preferred Stock Purchase Agreement (6)

     4.2  Investor Rights Agreement (6)

     4.5  Conversion Agreement (6)

     4.6  Common Stock Purchase Warrant (6)

     10.1 License Agreement and Amendments (1)

     10.2 Amendment to M.I.T. License Agreement (3)

     10.3 Consulting Agreement between the Registrant and Kenneth T Friedman (4)

     10.4 1993 Stock Option Plan (1)

     10.5 Amendment to Stock Option Plan, increasing shares to 5,000,000 (5)

     11.1 Computation of Net Loss Per Share

     21.1  Subsidiary of the Registrant (6)

     23.1 Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Public Accountants

     23.2  Consent of Arthur Andersen LLP, Independent Public Accountants

     24.1  Power of Attorney of Dr. Mark W. Dowley

     24.2  Power of Attorney of Kenneth T. Friedman

     24.3  Power of Attorney of David Hadley

     24.4  Power of Attorney of Patrick J. Lavelle

     24.5  Power of Attorney of William Spier

     27    Financial Data Schedule for the Year Ended March 31, 2000

--------------

(1) Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on December 20, 1993.

(2) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10-SB (Reg. No. 1-12694) filed by the Company on February 22, 1994.

(3) Incorporated by reference to Form 10-KSB filed by the Company on June 16, 1995.

(4) Incorporated by reference to Form 10-KSB filed by the Company on July 11, 1997.

(5) Incorporated by reference to Form 10-QSB filed by the Company on June 26, 1998.

(6) Incorporated by reference to Form 8-K filed by the Company on December 16, 1999.

(b)  REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K on March 6, 2000 reporting that the Company's Board of Directors approved plans to delist the Company's shares from trading on the Canadian Venture Exchange (CDNX).

     The Company filed a current report of Form 8-K on March 8, 2000 reporting that the Company received formal notification that Arthur Andersen LLP resigned as the Company's principal Independent Public Accountants. The Company's Board of Directors approved the engagement of Singer Lewak Greenbaum & Goldstein LLP as Independent Public Accountants to audit the financial statements of the Company for the fiscal year ended March 31, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Soligen Technologies, Inc.:

     We have audited the accompanying consolidated balance sheet of Soligen Technologies, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soligen Technologies, Inc. and subsidiary as of March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 19, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Soligen Technologies, Inc.:

     We have audited the consolidated balance sheet (not presented herein) of Soligen Technologies, Inc. and subsidiary (a Wyoming Corporation--collectively, the company) as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soligen Technologies, Inc. and its subsidiary as of March 31, 1999, and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
June 28, 1999

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                    ASSETS
CURRENT ASSETS
   Cash..........................................................................................     $  515,000
   Accounts receivable, net of allowance for doubtful accounts of $144,000.......................      1,246,000
   Inventories...................................................................................         66,000
   Prepaid expenses and other current assets.....................................................         58,000
                                                                                                      ----------
     Total current assets........................................................................      1,885,000
PROPERTY, PLANT AND EQUIPMENT, net...............................................................        547,000
OTHER ASSETS.....................................................................................         41,000
                                                                                                      ----------
       TOTAL ASSETS..............................................................................     $2,473,000
                                                                                                      ==========

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current portion of notes payable and revolving line of credit.................................     $  366,000
   Accounts payable..............................................................................        307,000
   Accrued payroll and related expenses..........................................................        218,000
   Accrued expenses..............................................................................        207,000
   Deferred revenue..............................................................................         61,000
                                                                                                      ----------
     Total current liabilities...................................................................      1,159,000
NOTES PAYABLE AND REVOLVING LINE OF CREDIT, less current portion.................................         12,000
                                                                                                      ----------
     Total liabilities...........................................................................      1,171,000
                                                                                                      ----------
COMMITMENTS AND CONTINGENCIES
SERIES B, REDEEMABLE PREFERRED STOCK, NO PAR VALUE
   8,425,000 shares authorized, issued, and outstanding..........................................      1,538,000
                                                                                                      ----------
STOCKHOLDERS' DEFICIT
   Preferred stock, no par value 1,573,000 shares authorized no shares issued and outstanding....             --
   Common stock, no par value 90,000,000 shares authorized 36,329,454 issued and outstanding.....     11,788,000
   Accumulated deficit...........................................................................    (12,024,000)
                                                                                                      ----------
     Total stockholders' deficit.................................................................       (236,000)
                                                                                                      ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT...............................................     $2,473,000
                                                                                                      ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          FOR THE YEARS ENDED
                                                                                               MARCH 31,
                                                                                       --------------------------
                                                                                          2000           1999
                                                                                       -----------    -----------
REVENUES..........................................................................     $ 7,153,000    $ 5,721,000
COST OF REVENUES..................................................................       5,085,000      4,370,000
                                                                                       -----------    -----------
GROSS PROFIT......................................................................       2,068,000      1,351,000
                                                                                       -----------    -----------
EXPENSES
   Research and development.......................................................       1,160,000      1,015,000
   Selling........................................................................         698,000        797,000
   General and administrative.....................................................         966,000      1,076,000
                                                                                       -----------    -----------
     Total expenses...............................................................       2,824,000      2,888,000
                                                                                       -----------    -----------
LOSS FROM OPERATIONS..............................................................        (756,000)    (1,537,000)
                                                                                       -----------    -----------
OTHER INCOME (EXPENSE)
   Interest income................................................................          34,000         14,000
   Interest expense...............................................................        (189,000)      (200,000)
   Other..........................................................................           4,000          9,000
                                                                                       -----------    -----------
     Total other income (expense).................................................        (151,000)      (177,000)
                                                                                       -----------    -----------
LOSS BEFORE PROVISION FOR INCOME TAXES AND BENEFICIAL CONVERSION..................        (907,000)    (1,714,000)
PROVISION FOR INCOME TAXES........................................................           2,000          4,000
                                                                                       -----------     ----------
LOSS BEFORE BENEFICIAL CONVERSION.................................................        (909,000)    (1,718,000)
BENEFICIAL CONVERSION GRANTED ON CONVERSION OF PREFERRED STOCK....................         139,000              --
                                                                                       -----------    -----------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS.........................................     $(1,048,000)   $(1,718,000)
                                                                                       ===========    ===========
BASIC AND DILUTED LOSS PER SHARE..................................................     $     (0.03)   $     (0.05)
                                                                                       ===========    ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING...............................................      33,826,748     32,682,338
                                                                                       ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          FOR THE YEARS ENDED MARCH 31,

                               SERIES A PREFERRED STOCK           COMMON STOCK
                               -----------------------    -------------------------     ACCUMULATED
                                SHARES       AMOUNT        SHARES         AMOUNT         DEFICIT      TOTAL
                               --------   -----------     ----------    -----------    ------------   -----
BALANCE, MARCH 31, 1998.....        --    $        --     32,682,338    $10,294,000    $ (9,258,000)  $1,036,000
ISSUANCE OF SERIES A
   PREFERRED STOCK..........     2,000      1,000,000                       (43,000)                     957,000
NON-EMPLOYEE STOCK OPTIONS
   ISSUED...................                                                152,000                      152,000
WARRANTS ISSUED FOR BRIDGE
   NOTE FINANCING...........                                                 97,000                       97,000
NET LOSS....................                                                             (1,718,000)  (1,718,000)
                                ------    -----------     ----------    -----------    ------------   ----------
BALANCE, MARCH 31, 1999.....     2,000      1,000,000     32,682,338     10,500,000     (10,976,000)     524,000
CONVERSION OF SERIES A
   PREFERRED STOCK TO
   COMMON STOCK.............    (2,000)    (1,000,000)     2,372,388      1,000,000                           --
ISSUANCE OF COMMON STOCK AS
   A BENEFICIAL CONVERSION
   UPON CONVERSION OF
   SERIES A PREFERRED STOCK.                                 404,697        139,000                      139,000
CONVERSION OF WARRANTS TO
   COMMON STOCK.............                                 870,031             --                           --
NON-EMPLOYEE STOCK OPTIONS
   ISSUED...................                                                 73,000                       73,000
WARRANTS ISSUED FOR BRIDGE
   NOTE FINANCING...........                                                 76,000                       76,000
NET LOSS....................                                                             (1,048,000)  (1,048,000)
                                ------    -----------     ----------    -----------    ------------   ----------
BALANCE, MARCH 31, 2000.....        --    $        --     36,329,454    $11,788,000    $(12,024,000)  $ (236,000)
                                 ======   ============    ==========    ===========    ============   ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2000            1999
                                                                          -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss before beneficial conversion................................      $ (909,000)     $(1,718,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization................................         362,000          467,000
       Provision for doubtful accounts..............................          24,000           60,000
       Non-cash interest expense....................................          76,000           97,000
       Non-cash compensation expense................................          73,000          152,000
   (Increase) decrease in

     Accounts receivable............................................        (453,000)         381,000
     Inventories....................................................          55,000           (3,000)
     Prepaid expenses and other current assets......................           1,000           41,000
   Increase (decrease) in

     Accounts payable...............................................          (2,000)        (176,000)
     Accrued expenses...............................................         (90,000)         145,000
     Deferred revenue...............................................          28,000          (64,000)
                                                                          ----------     ------------
           Net cash used in operating activities....................        (835,000)        (618,000)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant, and equipment.......................        (357,000)        (172,000)
                                                                          ----------     ------------
           Net cash used in investing activities....................        (357,000)        (172,000)
                                                                          -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on capital lease obligations........................         (15,000)         (67,000)
   Payments on notes payable........................................        (219,000)        (205,000)
   Net payments on revolving line of credit.........................         (41,000)         249,000
   Proceeds from the issuance of notes payable......................          15,000           70,000
   Issuance of preferred stock, net of costs........................       1,538,000          957,000
                                                                          ----------     ------------
           Net cash provided by financing activities................       1,278,000        1,004,000
                                                                          ----------     ------------
             Net increase in cash...................................          86,000          214,000
CASH, BEGINNING OF YEAR.............................................         429,000          215,000
                                                                          ----------     ------------
CASH, END OF YEAR...................................................      $  515,000     $    429,000
                                                                          ==========     ============


     THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS
                                                                                  ENDED MARCH 31,
                                                                                -------------------
                                                                                 2000        1999
                                                                                --------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID...........................................................     $113,000    $68,000
                                                                                ========    =======
   INCOME TAXES PAID.......................................................     $  2,000    $ 4,000
                                                                                ========    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the year ended March 31, 2000, the Company recorded a beneficial conversion of $139,000 in relation to the issuance of Series A preferred stock.

     The Company recorded non-cash compensation expense of $73,000 and $152,000 during the years ended March 31, 2000 and 1999, respectively.

     The Company recorded non-cash interest expense of $76,000 and $97,000 during the years ended March 31, 2000 and 1999, respectively.

     During the year ended March 31, 2000, the Company entered into a capital lease agreement for property, plant, and equipment for $15,860.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1--NATURE OF BUSINESS AND ORGANIZATION

     Soligen Technologies, Inc. is a Wyoming corporation that has operated through its wholly owned subsidiary, Soligen, Inc. and its branch, Soligen Santa Ana Division (collectively, the "Company"). Soligen, Inc. is located in Northridge, California and was founded to develop and commercialize a technology for creating metal parts and tooling from computer designs. This technology, Direct Shell Production Casting ("DSPC(R)"), is based on "Three Dimensional Printing" ("3DP"), a patented process licensed exclusively to Soligen, Inc. by the Massachusetts Institute of Technology ("MIT").

     DELISTING OF COMMON STOCK

     On May 24, 1999, the American Stock Exchange (the "AMEX") notified the Company that its common stock listed on the Emerging Company Marketplace was to be delisted. The Company did not meet the AMEX's guidelines of stockholders' equity above $2,000,000, and the per share market price of its common stock was not above $1. As a result of the action taken by the AMEX, the last day of trading of the Company's common stock on the AMEX under the symbol SGT was September 3, 1999. The Company's common stock began trading on the Over--the--Counter Bulletin Board on September 7, 1999 under the symbol SGTN. On March 3, 2000, the Company approved plans to delist its common shares from trading on the Canadian Venture Exchange. The Company acted to delist its shares because of the very low volume trading in that market. The last day of trading for the Company's common stock on the Canadian Venture Exchange was April 28, 2000.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Soligen Technologies, Inc. and its wholly owned subsidiary, Soligen, Inc. and its branch, Soligen Santa Ana Division. All significant intercompany accounts and transactions have been eliminated in consolidation.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     The Company recognizes sales upon shipment to the customer.

     CREDIT RISK

     The Company does not obtain collateral to secure its accounts receivable, but evaluates balances due to them on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary. As of March 31, 2000, two customers represented 39% and 13% of accounts receivable, which were considered to be fully recoverable. These customers represented 16% and 10% of revenues for the year ended March 31, 2000. One customer represented 17% of revenues for the year ended March 31, 1999.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     INVENTORIES

     Inventories include raw materials and parts, work in process, and finished goods and are stated at the lower of cost or market on a first-in, first-out basis.

     PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, including capitalized leases, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight--line method over the estimated lives of the assets as follows:

            Plant machinery and equipment                            5 years
            DSPC(R)machines                                     2 to 3 years
            Computer equipment                                  3 to 5 years
            Printheads                                               3 years
            Office furniture and fixtures                       3 to 5 years
            Leasehold improvements                   lesser of asset life or
                                                               term of lease

     DEFERRED REVENUE

     Maintenance and license revenues are recognized using the straight-line method over the term of the agreement, which is generally over a period of 12 months.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and revolving line of credit and the Series B, redeemable preferred stock also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     ACCOUNTING FOR STOCK OPTIONS AND WARRANTS

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and will comply with the pro forma disclosure requirements of the standard.

     RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to operations as incurred.

     INCOME TAXES

     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     between the tax bases of assets and liabilities and their financial reporting amounts at each year--end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     NET LOSS PER SHARE

     The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company had a net loss for the years ended March 31, 2000 and 1999, basic and diluted loss per share are the same.

     COMPREHENSIVE INCOME

     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

NOTE 3--INVENTORIES

     Inventories at March 31, 2000 consisted of the following

         Raw materials and parts................................................     $49,000
         Work in process........................................................      11,000
         Finished goods.........................................................       6,000
                                                                                     -------
                  TOTAL.........................................................     $66,000
                                                                                     =======

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at March 31, 2000 consisted of the following:

         Plant machinery and equipment........................................    $1,183,000
         DSPC(R)machines.......................................................    1,048,000
         Computer equipment...................................................       207,000
         Printheads...........................................................       151,000
         Office furniture and fixtures........................................        92,000
         Leasehold improvements...............................................        45,000
                                                                                  ----------
                                                                                   2,726,000
         Less accumulated depreciation and amortization.......................     2,179,000
                                                                                  ----------
                  TOTAL.......................................................    $  547,000
                                                                                  ==========

NOTE 5--NOTES PAYABLE AND REVOLVING LINE OF CREDIT

     Notes payable and revolving line of credit at March 31, 2000 consisted of the following:

Revolving line of credit, secured by certain assets, bearing interest at the      $354,000
   bank's prime rate (9% at March 31, 2000), plus 3%.........................
Capital lease obligations (Note 6)...........................................       24,000
                                                                                  --------

                                                                                   378,000
Less current portion.........................................................      366,000
                                                                                  --------
     LONG-TERM PORTION.......................................................     $ 12,000
                                                                                  ========

       Notes payable and revolving line of credit mature as follows:

YEAR ENDING MARCH 31,
---------------------
2001.........................................................................     $366,000
2002.........................................................................       12,000
                                                                                  --------
     TOTAL...................................................................     $378,000
                                                                                  ========

     On August 8, 1999, the Company obtained a $1,000,000 revolving line of credit from a new commercial lender. The credit facility provides for the advance rate of 80% of eligible accounts receivable. As of March 31, 2000, the Company had an outstanding balance of approximately $354,000. This line of credit replaced the original revolving line of credit first obtained on July 8, 1997, which was paid in full on August 8, 1999.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--COMMITMENTS AND CONTINGENCIES

     OPERATING AND CAPITAL LEASES

     The Company leases certain property, plant, and equipment under operating and capital lease agreements. The leases expire at various dates through 2005. Future minimum lease payments under non-cancelable operating leases and capital lease obligations at March 31, 2000 were as follows:

                                                                              OPERATING   CAPITAL
YEAR ENDING MARCH 31,                                                           LEASE      LEASES
----------------------                                                        ---------   --------
2001.......................................................................   $ 154,000   $ 14,000
2002.......................................................................     167,000     13,000
2003.......................................................................      74,000         --
2004.......................................................................      55,000         --
2005.......................................................................      55,000         --
                                                                              ---------   --------
Total minimum lease payments...............................................   $ 505,000     27,000
                                                                              =========
Less amount representing interest..........................................                  3,000
                                                                                          --------
                                                                                            24,000
Less current portion.......................................................                 12,000
                                                                                          --------
   LONG-TERM LEASE OBLIGATIONS.............................................               $ 12,000
                                                                                          ========

     Rent expense was $179,000 for both of the years ended March 31, 2000 and 1999.

     Leased capital assets included in property, plant, and equipment at March 31, 2000 were estimated to be as follows:

Plant machinery and equipment..........................................................   $ 34,000
Less accumulated amortization..........................................................     10,000
                                                                                          --------
   Total...............................................................................   $ 24,000
                                                                                          ========

     MIT LICENSE

     Soligen, Inc. and MIT entered into an agreement under which MIT granted Soligen, Inc. an exclusive license to develop, manufacture, market, and sell products utilizing technology and processes patented by MIT in the metal casting field of use. The terms of the agreement state that Soligen, Inc., with other licenses of the MIT and 3DP technology, must share the cost of any fees incurred by MIT for the prosecution, filing, and maintenance of all patent rights.

     Under the terms of the agreement, as amended, Soligen, Inc. is required to generate the following minimum cumulative net sales levels:

YEAR ENDING MARCH 31,
----------------------
2001...............................................................................     $ 5,000,000
2002...............................................................................     $ 6,000,000
2003...............................................................................     $ 8,000,000
2004 and each year thereafter......................................................     $10,000,000

     The Company has met all of the conditions to maintain its license and the exclusivity. For the rights, privilege, and license granted under the license, the Company pays royalties and fees to MIT until the license is terminated.

     Beginning with the calendar year 2000 and in each year thereafter, if the Company does not pay MIT at least $50,000 in royalty payments, the Company shall within 30 days of the end of the calendar year pay to MIT the difference between $50,000 and the amount paid to MIT during the preceding year.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--PREFERRED STOCK

     At a special stockholders' meeting held on April 20, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of preferred stock. This amendment authorizes the Company's Board of Directors to issue preferred stock in one or more series on terms approved by the Board of Directors without the necessity of further action or approval by the stockholders.

NOTE 8--STOCKHOLDERS' DEFICIT

     SERIES A CONVERTIBLE PREFERRED STOCK

     On April 24, 1998, the Company entered into a Series A convertible preferred stock purchase agreement providing for the private placement of up to 3,000 shares of a newly authorized series of preferred stock.

     During the year ended March 31, 1999, the Company received net proceeds of $957,000 from the sale of 2,000 Series A preferred shares. On November 24, 1999, all of the issued Series A preferred shares were converted into 2,372,388 shares of common stock. As a beneficial conversion feature, 404,697 shares of common stock were issued on November 24, 1999 to the holders of the Series A preferred shares as an incentive to convert their preferred shares. In connection with this, the Company recorded a beneficial conversion of $139,000.

NOTE 9--SERIES B REDEEMABLE PREFERRED STOCK

     On November 24, 1999, the Company entered into a Series B redeemable preferred stock purchase agreement for the private placement of 8,425,000 shares. Each share of Series B preferred stock is initially convertible into one share of the Company's common stock or will automatically convert into common stock in the event the average trading price of the Company's common stock over 60 consecutive trading days is greater than $1 per share. The Series B preferred stockholders may tender their shares for redemption upon the completion of an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a price of at least $1 per share.

     During the year ended March 31, 2000, the Company received net proceeds of $1,538,000 for the sale of 8,425,000 Series B preferred shares.

     In addition, the purchasers of the preferred stock received 4,121,500 warrants to purchase common stock at $0.20 per share. The warrants vested immediately with a one-year term. Holders of 1,228,266 of these warrants exercised their right to purchase common stock during the year ended March 31, 2000. The exercise was performed on a cashless basis, whereby the Company issued 870,031 shares of common stock in exchange for the warrants. The Company has not recognized an expense related to this conversion as the conversion rate was not beneficial to the warrant holders.

NOTE 10--STOCK OPTIONS AND SHARES

     STOCK OPTION PLAN

     The Company has a stock option plan that provides for incentive and non-incentive stock options to employees, officers, directors, and consultants responsible for the success of the Company. The aggregate number of shares that may be issued under this plan amounts to 5,000,000.

     Incentive stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Options are generally exercisable in fourths, commencing one year after the grant date and on the second, third, and fourth anniversaries of the grant date.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       Information regarding the Company's option plan for the years ended March 31, 2000 and 1999 is summarized as follows:

                                                                                           WEIGHTED-
                                                                              SHARES        AVERAGE
                                                                               UNDER        EXERCISE
                                                                              OPTIONS        PRICE
                                                                             ----------    ---------
Balance, March 31, 1998.................................................      3,167,000    $   0.89
Granted--revalued........................................................     2,140,000    $   0.31
Canceled--revalued.......................................................    (2,140,000)   $   0.64
Granted.................................................................      1,467,000    $   0.39
Canceled................................................................       (259,000)   $   0.67
                                                                             ----------

Balance March 31, 1999..................................................      4,375,000    $   0.48
Canceled................................................................       (115,000)   $   0.62
                                                                             ----------

     BALANCE, MARCH 31, 2000............................................      4,260,000    $   0.47
                                                                             ==========

     EXERCISABLE, MARCH 31, 2000........................................      3,226,000    $   0.52
                                                                             ==========

Information about stock options outstanding at March 31, 2000 is summarized as follows:

                                                            WEIGHTED-
                                                             AVERAGE
                                                           REMAINING
                EXERCISE   STOCK OPTIONS  STOCK OPTIONS   CONTRACTUAL
                PRICE      OUTSTANDING     EXERCISABLE       LIFE
               --------    -----------    ------------   ------------
               $  0.31      2,775,000       1,741,000      8.8 years
               $  0.67        400,000         400,000      3.0 years
               $  0.75      1,025,000       1,025,000      5.9 years
               $  1.45         60,000          60,000      3.6 years
                           -----------    ------------
                            4,260,000       3,226,000
                           ===========    ============

     The weighted-average remaining contractual life of the options outstanding at March 31, 2000 is 7.48 years.

     The Company accounts for stock options granted to non-employees in accordance with SFAS No. 123, which requires that non-cash compensation expense be recognized over the expected period of benefit. As a result, the Company recorded compensation expense of $73,000 and $152,000 during the years ended March 31, 2000 and 1999, respectively, which is included in the accompanying statements of operations.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       The Company accounts for its stock options granted to employees and directed under APB No. 25 under which no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and net loss available to common stockholders per common share would have been reduced to the following:

                                                                             2000           1999
                                                                          -----------    -----------
Net loss available to common stockholders
   As reported.......................................................     $(1,048,000)   $(1,718,000)
   Pro forma.........................................................     $(1,048,000)   $(1,807,000)
Basic and diluted loss available to common stockholders per common share
   As reported.......................................................     $     (0.03)   $     (0.05)
   Pro forma.........................................................     $     (0.03)   $     (0.06)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 1999. (There were no options granted during the year ended March 31, 2000): dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 5.3%, and expected life of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     WARRANTS

     Information regarding the Company's warrants outstanding for the years ended March 31, 2000 and 1999 is summarized as follows:

                                                                                           WEIGHTED-
                                                                             SHARES         AVERAGE
                                                                             UNDER          EXERCISE
                                                                             WARRANT         PRICE
                                                                           ------------    ---------
Balance, March 31, 1998...............................................     $ 6,221,032     $  1.32
Granted...............................................................     $   650,000     $  0.44
Expired...............................................................     $(1,382,777)    $  1.88
                                                                           -----------
Balance March 31, 1999................................................     $ 5,488,255     $  1.07
Granted...............................................................     $ 4,687,539     $  0.20
Exercised.............................................................     $(1,228,266)    $  0.20
Expired...............................................................     $(3,296,755)    $  1.43
                                                                           ------------
BALANCE, MARCH 31, 2000...............................................     $ 5,650,773     $  0.30
                                                                           ============
EXERCISABLE, MARCH 31, 2000...........................................     $ 5,650,773     $  0.30
                                                                           ============

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     A summary of the common stock purchase warrants as of March 31, 2000 is summarized as follows:

                                                                                       NUMBER
                                                            EXERCISE   EXPIRATION        OF
CLASS                                                        PRICE        DATE        WARRANTS
-----                                                       -------    ----------    ---------
F.....................................................      $0.55     01/26/01         521,500
Convertible...........................................      $0.31     12/12/06         500,000
Convertible...........................................      $0.31     11/01/02          50,000
Convertible...........................................      $0.28     10/19/04         108,039
Bridge................................................      $0.50     12/11/02         630,000
Bridge................................................      $0.50     07/26/03         210,000
Bridge................................................      $0.38     10/24/03         280,000
Bridge................................................      $0.38     04/24/03          50,000
Bridge................................................      $0.19     04/25/04         340,000
Bridge................................................      $0.28     10/23/04          68,000
Series B..............................................      $0.20     11/23/00       2,893,234
                                                                                     ---------
   TOTAL..............................................                               5,650,773
                                                                                     =========

     The fair value of each warrant granted in connection with the financing arrangement is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, based on the rate at the grant date on a zero-coupon, United States government issue with a term equal to the term of the note, and expected volatility between 30% and 50%.

     During the year ended March 31, 2000, the Company repaid bridge loans of $170,000 to two members of the Board of Directors and other officers. Related to these loans, the Company issued 408,000 warrants as incentives to extend the due dates. Of these warrants, 340,000 have an exercise price of $0.1875 per share, and 68,000 warrants have an exercise price of $0.2813 per share. All warrants vest immediately and expire five years from the date of issuance. The Company recorded $76,000 of interest expense during the year ended March 31, 2000.

     During the year ended March 31, 2000, the Company awarded 50,000 warrants to a consultant for services rendered. The warrants have an exercise price of $0.3125 and vest immediately with a term of three years. The Company has not recorded expense related to these warrants as they are deemed immaterial.

     During the year ended March 31, 2000, the Company issued 108,039 warrants to officers as an incentive to extend their salary deferment. The warrants have an exercise price of $0.2813 and vest immediately with a term of five years. The Company has not recorded expense related to these warrants as they are deemed immaterial.

                    SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--INCOME TAXES

     The tax effects of temporary differences which give rise to the deferred tax provision (benefit) at March 31, 2000 consisted of the following:

Deferred tax assets

   Net operating loss carryforward..............   $4,146,000
   Vacation accrual.............................       42,000
   Unicap.......................................        1,000
   Allowance for bad debts......................       58,000
   Inventory reserves...........................       27,000
Deferred tax liabilities

   Depreciation and amortization................     (180,000)
                                                   ----------
       Total net deferred tax assets............    4,094,000
Valuation allowance.............................    4,094,000
                                                    ---------
   TOTAL........................................   $       --
                                                   ==========

     There is no assurance that the Company will be profitable in future periods; therefore, a valuation allowance has been recognized for the full amount of the deferred tax assets for the year ended March 31, 2000. As of March 31, 2000, the Company has federal and state income tax operating loss carryforwards of approximately $10,000,000 and $5,500,000, respectively, which expire through 2013. Under Section 382 of the Internal Revenue Code, the availability of net operating loss and credit carryforwards may be reduced in the event of a greater than 50% change in ownership over a three-year period. In the event that such a change is deemed to have occurred, the Company's use of net operating losses and credits may be limited.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGEN TECHNOLOGIES, INC.
(Registrant)

By:      /S/ YEHORAM UZIEL
   ---------------------------------
         Yehoram Uziel, President, CEO,
         Director and Chairman of the Board
Date:    June 26, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                 TITLE                  DATE
                  ---------                                 -----                  ----
By:   /s/  YEHORAM UZIEL                    President, CEO, Director and        June 26, 2000
   ---------------------------------        Chairman of the Board
           Yehoram Uziel                    (principal executive officer)


By:   /s/  ROBERT KASSEL                    Chief Financial Officer             June 26, 2000
   ---------------------------------        (principal financial officer and
           Robert Kassel                    principal accounting officer)


By:  */s/  DR. MARK W. DOWLEY               Director                            June 26, 2000
   ---------------------------------
           Dr. Mark W. Dowley

By:  */s/  KENNETH T. FRIEDMAN              Director                            June 26, 2000
   ---------------------------------
           Kenneth T. Friedman

By:  */s/  DAVID HADLEY                     Director                            June 26, 2000
   ---------------------------------
           David Hadley

By:  */s/  PATRICK J. LAVELLE               Director                            June 26, 2000
   ---------------------------------
           Patrick J. Lavelle

By:  */s/  WILLIAM SPIER                    Director                            June 26, 2000
   ---------------------------------
           William Spier

By:  */s/  YEHORAM UZIEL                    Attorney-In-Fact                    June 26, 2000
   ---------------------------------
           Yehoram Uziel