Form 10QSB
period 2000-06-30
SOLIGEN TECHNOLOGIES INC
filed 2000-08-11
CIK 916460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

(818) 718-1221
(Issuer’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Number of shares of issuer’s Common Stock outstanding as of August 10, 2000: 36,383,054

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SOLIGEN TECHNOLOGIES, INC.
FORM 10-QSB

PART I:  FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

SOLIGEN TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30, 2000	March 31, 2000

	(unaudited)
ASSETS
Current assets
Cash	$434,000	$515,000
Accounts receivable	934,000	1,246,000
Inventories	142,000	66,000
Prepaid expenses	64,000	58,000

Total current assets	1,574,000	1,885,000
Property, plant and equipment	2,743,000	2,726,000
Less: allowance for depreciation and amortization	2,223,000	2,179,000

Net property, plant and equipment	520,000	547,000
Other assets	48,000	41,000

Total assets	$2,142,000	$2,473,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of notes payable and revolving line of credit	$360,000	$366,000
Trade accounts payable	281,000	307,000
Accrued payroll and related expenses	271,000	218,000
Accrued expenses	249,000	207,000
Deferred revenue	66,000	61,000

Total current liabilities	1,227,000	1,159,000
Notes payable and revolving line of credit, less current portion	12,000	12,000

Total liabilities	1,239,000	1,171,000

Series B redeemable preferred stock, no par value
8,425,000 shares authorized, issued and outstanding	1,538,000	1,538,000

Stockholders’ deficit
Common stock, no par value
90,000,000 shares authorized
36,383,054 issued and outstanding	11,805,000	11,788,000
Accumulated deficit	(12,440,000)	(12,024,000)

Total stockholders’ equity	(635,000)	(236,000)

Total liabilities and stockholders’ equity	$2,142,000	$2,473,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,

	2000	1999

Revenues	$1,592,000	$1,607,000

Cost of revenues	1,207,000	1,030,000

Gross profit	385,000	577,000

Operating expenses
Research and development	389,000	280,000
Selling	167,000	177,000
General and administrative	242,000	204,000

Total operating expenses	798,000	661,000

Loss from operations	(413,000)	(84,000)

Other income (expense)
Interest income	4,000	2,000
Interest expense	(15,000)	(41,000)
Other income	10,000	3,000

Total other income (expense)	(1,000)	(36,000)

Loss before provision for
income taxes	(414,000)	(120,000)
Provision for state income taxes	2,000	—

Net loss	$(416,000)	$(120,000)

Basic and diluted
net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended June 30,

	2000	1999

Cash flows from operating activities
Net loss	$(416,000)	$(120,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,000	79,000
Provision for doubtful accounts	(5,000)	5,000
Non-cash interest expense	—	26,000
Non-cash compensation expense	—	21,000
(Increase) decrease in
Accounts receivable	317,000	(237,000)
Inventories	(76,000)	(11,000)
Prepaid expense and other current assets	(13,000)	(47,000)
Increase (decrease) in
Accounts payable	(26,000)	80,000
Accrued expenses	95,000	33,000
Deferred revenues	5,000	1,000

Net cash used for operating activities	(75,000)	(170,000)

Cash flows from investing activities
Purchase of property, plant and equipment	(17,000)	(74,000)

Net cash used for investing activities	(17,000)	(74,000)

Cash flows from financing activities
Net payments on capital lease obligations	—	(10,000)
Payments on notes payable	(6,000)	(17,000)
Net proceeds under revolving line of credit	—	94,000
Proceeds from issuance of notes payable	—	19,000
Proceeds from issuance of common stock	17,000	—

Net cash provided by financing activities	11,000	86,000

Net increase (decrease) in cash	(81,000)	(158,000)

Cash - beginning of period	515,000	429,000

Cash - end of period	$434,000	$271,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

     The financial information included herein for the three month period ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2000, is derived from Soligen Technologies, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2000 Form 10-KSB.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Accounting Policies

Reference is made to Note 1 of Notes to Financial Statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 for the summary of significant accounting policies.

Inventories

     Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

June 30, 2000

Raw materials and parts	$67,000
Work in process	75,000
Finished goods	—

Total inventories	$142,000

Deferred Revenue

     Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company’s issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines. Maintenance and license revenues are recognized using the straight-line method over the term of the agreement, which is generally over a period of 12 months.

Debt

    Notes Payable and Capital Leases

     Notes payable and revolving line of credit at June 30, 2000 consisted of the following:

Revolving line of credit, secured by certain assets
bearing interest at the bank’s prime rate (9.50 percent
at June 30, 2000) plus 3 percent	353,000
Note to finance companies, bearing interest ranging from
0.9 percent to 10.0 percent, due at various dates
through October 2002	19,000

372,000

Less - current portion	(360,000)

$12,000

Preferred Stock

Series B Redeemable Convertible Preferred Stock

     On November 24, 1999, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement providing for the private placement of 8,425,000 shares of a newly authorized series of preferred stock (“Series B Preferred”). The Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Preferred to thirty-three (33) private investors (all of whom were accredited investors as defined in Regulation D) pursuant to the Stock Purchase Agreement. The purchasers of Series B Preferred also received Common Stock purchase warrants exercisable for a cumulative total of 3,622,750 shares of the Company’s Common Stock at an exercise price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

     In connection with the Series B financing, the Company paid a cash finder’s fee in the approximate amount of $100,000. In addition, the finders received warrants exercisable for 498,750 shares of common stock at a price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999.

     At a special stockholders meeting held on April 20, 1998, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of preferred stock. This amendment authorizes the Company’s Board of Directors to issue preferred stock in one or more series on terms approved by the Board of Directors without the necessity of further action or approval by the stockholders. Pursuant to this authority, the Company’s Board of Directors has authorized the issuance of up to 8,425,000 shares of Series B Preferred Stock having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on November 23, 1999. The following is a summary of certain terms of the Series B Preferred, and reference is made to the Statement for a complete description of the rights and preferences of the Series B Preferred.

     The Series B Preferred is not entitled to any fixed or guaranteed dividend. Upon a liquidation of the Company, the Series B Preferred is entitled to receive a distribution of $0.20 per share in preference to any distribution to holders of common stock or junior preferred stock. The approval of the holders of at least two-thirds of the outstanding shares of Series B Preferred is required for certain significant corporate actions, including mergers and sales of substantially all of the Company’s assets.

     Each share of Series B Preferred is initially convertible into one share of the Company’s Common Stock, subject to adjustment for recapitalizations, stock splits and similar events. Subject to certain exceptions, the Series B conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock for no consideration or for a consideration less than the fair market value of the Common Stock as of the date of such issuance. The Series B Preferred automatically converts into common stock in the event the average trading price of the Company’s common stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 1,000,000 shares, if traded on a national securities exchange, or 1,500,000 shares if traded on NASDAQ or over-the-counter. The Series B Preferred also automatically converts into common stock in the event the Company completes an underwritten public offering gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

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

     Purchasers of Series B Preferred are also parties to an Investor Rights Agreement which grants certain demand and “piggyback” registration rights. The holders of Series B Preferred, voting as a separate class, are entitled to elect one member of the Company’s Board of Directors.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties including, among others (i) customer acceptance of the Company's "one stop shop" Parts Now program; (ii) the possible emergence of competing technologies; and (iii) depending on results of operations, the Company’s ability to obtain additional financing required to support its projected revenue growth. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-QSB will in fact transpire.

     The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc (“STI”) and its wholly-owned subsidiary Soligen, Inc. (“Soligen”) (collectively referred to herein as the “Company”) including the notes thereto, included elsewhere in this Quarterly Report

Overview

     Soligen holds an exclusive world-wide license from MIT until October 1, 2006 to develop, manufacture, market and sell products utilizing certain patented technology and processes for the production of ceramic casting molds for casting metal parts. The license continues on a non-exclusive basis thereafter until the expiration of the last patent relating to the licensed technology. The exclusive period may be extended by mutual agreement of both parties.

     Based upon the MIT patent, the Company developed a proprietary technology known as Direct Shell Production Casting (“DSPC®”), a process that is distinguished from typical rapid prototype systems that are characterized by the ability to rapidly produce non functional three dimensional representations of parts from Computer Aided Design (“CAD”) files. The DSPC technology is dedicated to metal casting; this technology enables the Company to produce functional cast metal parts thereby providing a substantial competitive advantage over existing producers by eliminating the need of time and labor spent on patterns and core boxes.

     The Company uses CAD files obtained from customers to produce ceramic casting molds. Metal is then cast into the ceramic molds at a foundry to yield metal parts identical to the customer's CAD files. The parts are cast either at the Company’s aluminum foundry, or at other foundries. Since the casting molds are made directly from the customer’s CAD files, the customer is free to concurrently experiment with different designs or alloys. To better and more quickly service its customers, the Company has established a Parts Now on-line service on the Company’s interactive Web site (www.partsnow.com) on the Internet. The Company also joined the automotive Intranet ANX which enables Soligen direct access to CAD data at the Big Three automotive companies in the USA and some of their Tier 1 suppliers. Customer's CAD files can also be transmitted by modem, Internet FTP protocols or delivery of a standard data disk or tape.

     DSPC also provides for a paradigm shift by enabling customer’s engineers to postpone the design and/or the fabrication of a production casting tooling that is normally used for manufacturing a limited number of metal parts. Functional metal parts provided by DSPC accomplish not only cost savings for the customer’s engineer but will also allow him to functionally test a metal part in the shortest time possible before going into production. This testing and proof of design of production tooling with very little chance of error provides significant time savings which in turn accomplishes a prime goal of the manufacturer, i.e., the reduction in “Time to Market.”

     In addition to capitalizing on the advantages of DSPC prototypes and rapidly produced bridging production, the DSPC system can also produce high volume production tooling (usually made of steel). Future plans for the Company include establishment of rapid response production facilities either owned by the Company or licensed third parties for small to medium sized runs as well as a network of alliances or joint ventures with mass production foundries operating licensed DSPC centers. These DSPC centers will enable mass manufacturers to better participate in concurrent engineering programs with their customers together with their ability to cast near net shape production tooling for efficient manufacturing of production tooling. By establishing these networks of DSPC centers, the Company will provide manufacturers a seamless transition from CAD file to finished production parts. This network will operate under the trade name Parts Now®. The Company’s first rapid response production facility consists of its aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company’s headquarters in Northridge, California.

     The Company’s revenues are classified as four major revenue-generating product lines:

(1)	Parts Now Service: This product line includes the “one stop shop” production services from receipt of the customer’s
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

(2)	DSPC Production Service: Revenues for this product line result from using the DSPC process in the production and sale of first article prototypes and short run quantities of cast metal parts made exclusively by DSPC directly from the customer’s CAD file.

(3)	Conventional Production Parts Service: Revenues for this product line are limited to conventional casting and machining of aluminum parts at the Company’s aluminum foundry and machine shop in Santa Ana, CA. Conventional production parts service line does not utilize DSPC or DSPC made tooling, and does not involve program management. In this category the Company is able to apply lower overhead margins and therefore capture additional business.

(4)	DSPC Technology Service: Revenues for this product line result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein the Company provides technological expertise.

Results of Operations

     Revenues for the three months ended June 30, 2000 and 1999 were as follows:

	Three Months Ended June 30,

	2000	1999

Parts Now®	$1,101,000	$902,000
DSPC® production	239,000	423,000
Conventional production parts	252,000	257,000
DSPC® technology	—	25,000

Total revenues	$1,592,000	$1,607,000

     Revenues for the quarter ended June 30, 2000 were $1,592,000, a decrease of 1% compared to $1,607,000 in the quarter ended June 30, 1999. Compared to the comparable three-month period a year ago combined revenues for Parts Now and DSPC production increased 1% to $1,340,000 from $1,325,000. Conventional production parts revenues (Santa Ana division) were $252,000 in the quarter ended June 30, 2000, a decrease of 2%, compared to $257,000 in the comparable period a year ago. There were no DSPC technology revenues in the quarter ended June 30, 2000 compared to $25,000 in the quarter ended June 30, 1999.

     Gross profit for the quarter ended June 30, 2000 was $385,000 or 24% as compared to $577,000 or 36% in the quarter ended June 30, 1999. The decrease in gross margins was primarily the result of hiring additional personnel in anticipation of higher revenues. New personnel require intensive and lengthy training before they can participate productively in the technologically demanding proprietary processes of the Company.

     Research and development expenses increased to $389,000 for the quarter ended June 30, 2000 compared to $280,000 for the similar quarter ended last year. Increases were the result of two major factors: 1) the addition of professional personnel, and 2) introduction of new programs to satisfy the requirements of the complex and more demanding requirements of the automotive industry. The Company intends to continue the advancement of DSPC technology and its applications in the market place.

     Selling expenses decreased to $167,000 for the quarter ended June 30, 2000 from $177,000 in the similar quarter last year.

     General and administrative expenses increased to $242,000 for the quarter ended June 30, 2000 from $204,000 in the similar quarter last year. The increase was the result of 1) a reallocation of royalties and wages that were previously categorized as manufacturing expenses and 2) increase in office and regulatory expenses.

     For the three months ended June 30, 2000 interest expense decreased to $15,000 from $41,000 for the similar quarter ended last year. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $26,000 non cash interest in the quarter ended June 30, 1999 with no similar expense incurred in the quarter ended June 30, 2000. An additional $15,000 of interest expense was incurred for payments associated with the revolving line of credit was for the quarters ended June 30, 2000 and 1999.

Cash and Sources of Liquidity

     At June 30, 2000, the Company had $1,368,000 in cash and accounts receivable, a decrease of $393,000 as compared to cash and accounts receivable of $1,761,000 at March 31, 2000. Working capital decreased to $347,000 during the period March 31, 2000 to June 30, 2000. In November 1999, the Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Convertible Preferred Stock to thirty-three (33) private investors.

     In August 1999, the Company entered into an agreement for one year with a new commercial lender for up to $1 million revolving line of credit, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 80% of eligible accounts receivable. At June 30, 2000, the Company had $403,000 available to borrow.

     The Company requires significant funds to expand and continue operations. The Company believes the current cash on hand and its revolving line of credit will be sufficient to meet its working capital and capital expenditures requirements through March 31, 2001.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: The following exhibits are filed as part of this report:

	Exhibit Number	Description
	11.1	Computation of Net Loss Per Share
	27	Financial Data Schedule for the Quarter Ended June 30, 2000

(b)	Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

SOLIGEN TECHNOLOGIES, INC.

Date: August 8, 2000	By:	/s/ Yehoram Uziel

Yehoram Uziel
President, CEO and Chairman of the Board
(Principal executive officer)

Date: August 8, 2000	By:	/s/ Robert Kassel

Robert Kassel
Chief Financial Officer
(Principal financial officer)