Form 10QSB
period 2000-09-30
SOLIGEN TECHNOLOGIES INC
filed 2000-11-14
CIK 916460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

1-12694
(Commission file number)

SOLIGEN TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	95-4440838 (I.R.S. Employer Identification No.)

19408 Londelius Street Northridge, California (Address of principal executive offices)	91324 (Zip code)

(818) 718-1221
(Issuer’s telephone number, including area code)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Number of shares of issuer’s Common Stock outstanding as of November 10, 2000: 36,433,054

             Transitional Small Business Disclosure Format: Yes [  ] No [x]

SOLIGEN TECHNOLOGIES, INC.
FORM 10-QSB

SIGNATURES	12

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2000	March 31, 2000

	(unaudited)
ASSETS
Current assets:
Cash	$307,000	$515,000
Accounts receivable, net	1,009,000	1,246,000
Inventories	94,000	66,000
Prepaid expenses	78,000	58,000

Total current assets	1,488,000	1,885,000
Property, plant and equipment	2,742,000	2,726,000
Less: allowance for depreciation and amortization	2,267,000	2,179,000

Net property, plant and equipment	475,000	547,000
Other assets	42,000	41,000

Total assets	$2,005,000	$2,473,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable and revolving line of credit	$575,000	$366,000
Trade accounts payable	291,000	307,000
Accrued payroll and related expenses	205,000	218,000
Accrued expenses	247,000	207,000
Deferred revenue	66,000	61,000

Total current liabilities	1,384,000	1,159,000
Notes payable and revolving line of credit, less current portion	—	12,000

Total liabilities	1,384,000	1,171,000

Series B redeemable preferred stock, no par value:
8,425,000 shares authorized, 8,375,000 issued and outstanding	1,529,000	1,538,000

Stockholders’ deficit:
Common stock, no par value:
90,000,000 shares authorized
36,433,054 issued and outstanding	11,814,000	11,788,000
Accumulated deficit	(12,722,000)	(12,024,000)

Total stockholders’ deficit	(908,000)	(236,000)

Total liabilities and stockholders’ deficit	$2,005,000	$2,473,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2000	1999	2000	1999

Revenues	$1,851,000	$1,761,000	$3,443,000	$3,368,000

Cost of revenues	1,308,000	1,369,000	2,515,000	2,399,000

Gross profit	543,000	392,000	928,000	969,000

Operating expenses:
Research and development	371,000	315,000	760,000	595,000
Selling	194,000	196,000	361,000	373,000
General and administrative	242,000	236,000	484,000	440,000

Total operating expenses	807,000	747,000	1,605,000	1,408,000

Loss from operations	(264,000)	(355,000)	(677,000)	(439,000)

Other income (expense):
Interest income	2,000	16,000	6,000	18,000
Interest expense	(20,000)	(62,000)	(35,000)	(103,000)
Other income	—	—	10,000	3,000

Total other income (expense)	(18,000)	(46,000)	(19,000)	(82,000)

Loss before provision for income taxes	(282,000)	(401,000)	(696,000)	(521,000)

Provision for income taxes	—	—	2,000	—

Net loss	$(282,000)	$(401,000)	$(698,000)	$(521,000)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,

	2000	1999

Cash flows from operating activities:
Net loss	$(698,000)	$(521,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	88,000	158,000
Provision for doubtful accounts	(18,000)	11,000
Non-cash interest expense	—	51,000
Non-cash compensation expense	—	37,000
(Increase) decrease in:
Accounts receivable	255,000	(142,000)
Inventories	(28,000)	19,000
Prepaid expense and other current assets	(21,000)	(26,000)
Increase (decrease) in:
Accounts payable	(16,000)	102,000
Accrued expenses	27,000	52,000
Deferred revenues	5,000	47,000

Net cash used for operating activities	(406,000)	(212,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,000)	(92,000)

Net cash used for investing activities	(16,000)	(92,000)

Cash flows from financing activities:
Net payments on capital lease obligations	—	(17,000)
Payments on notes payable	(9,000)	(21,000)
Net proceeds under revolving line of credit	206,000	110,000
Proceeds from issuance of notes payable	—	—
Proceeds from issuance of common stock	17,000	—

Net cash provided by financing activities	214,000	72,000

Net increase (decrease) in cash	(208,000)	(232,000)

Cash—beginning of period	515,000	429,000

Cash—end of period	$307,000	$197,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

             The financial information included herein for the three and six month periods ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2000, is derived from Soligen Technologies, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2000 Form 10-KSB.

             The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Accounting Policies

             Reference is made to Note 1 of Notes to Financial Statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 for the summary of significant accounting policies.

Inventories

             Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

September 30, 2000

Raw materials and parts	$76,000
Work in process	12,000
Finished goods	6,000

Total inventories	$94,000

Deferred Revenue

             Deferred revenue relates to the DSPC technology profit center. The deferred revenue related to machine revenues results mainly from the Company’ s issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines. Maintenance and license revenues are recognized using the straight-line method over the term of the agreement, which is generally over a period of 12 months.

Debt

      Notes Payable

             Notes payable at September 30, 2000 consisted of the following:

Revolving line of credit, secured by certain assets bearing interest at the bank’s prime rate (9.50 percent at September 30, 2000) plus 3 percent	$ 560,000
Notes to finance companies, bearing interest ranging from 0.9 percent to 10.0 percent, due at various dates through October 2002	15,000

Total notes payable	$575,000

Preferred Stock

      Series B Redeemable Convertible Preferred Stock

             On November 24, 1999, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement providing for the private placement of 8,425,000 shares of a newly authorized series of preferred stock (“Series B Preferred”). The Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Preferred to thirty-three (33) private investors (all of whom were accredited investors as defined in Regulation D) pursuant to the Stock Purchase Agreement. The purchasers of Series B Preferred also received Common Stock purchase warrants exercisable for a cumulative total of 3,622,750 shares of the Company’s Common Stock at an exercise price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999. The financing was completed in accordance with the exemption provide d by Rule 506 of Regulation D.

             In connection with the Series B financing, the Company paid a cash finder’s fee in the approximate amount of $100,000. In addition, the finders received warrants exercisable for 498,750 shares of Common Stock at a price of $0.20 per share. These warrants are exercisable for a period of one year, commencing November 24, 1999.

             At a special stockholders meeting held on April 20, 1998, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of preferred stock. This amendment authorizes the Company’s Board of Directors to issue preferred stock in one or more series on terms approved by the Board of Directors without the necessity of further action or approval by the stockholders. Pursuant to this authority, the Company’s Board of Directors has authorized the issuance of up to 8,425,000 shares of Series B Preferred Stock having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on November 23, 1999. The following is a summary of certain terms of the Series B Preferred, and reference is made to the Statement for a complete desc ription of the rights and preferences of the Series B Preferred.

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

             Each share of Series  B Preferred is initially convertible into one share of the Company’s Common Stock, subject to adjustment for recapitalizations, stock splits and similar events. Subject to certain exceptions, the Series B conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock for no consideration or for a consideration less than the fair market value of the Common Stock as of the date of such issuance. The Series B Preferred automatically converts into Common Stock in the event the average trading price of the Company’s Common Stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 1,000,000 shares, if traded on a national securities exchange, or 1,500,000 shares if traded on NASDAQ or over-the-counter. The Series B Preferred also au tomatically converts into Common Stock in the event the Company completes an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

             The holders of Series B Preferred may tender their shares for redemption at a per share price equal to 150% of the liquidation preference in the event of a Change of Control (as defined in the Statement). In addition, the Company may, at its option, redeem the Series B Preferred at a per share price equal to 150% of the liquidation preference in the event that, from and after November 24, 2000, the Common Stock trades above $0.75 per share for sixty (60) consecutive trading days. During the quarter ended September 30, 2000, one investor converted 50,000 shares of Series B Preferred into 50,000 shares of the Company’s Common Stock.

             Purchasers of Series B Preferred are also parties to an Investor Rights Agreement which grants certain demand and “piggyback” registration rights. The holders of Series B Preferred, voting as a separate class, are entitled to elect one member of the Company’s Board of Directors.

Item 2.   Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statements and Associated Risks

             This Quarterly Report on Form 10-QSB contains certain forward-looking statements. These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties including, among others (i) customer acceptance of the Company’s “one stop shop” Parts Now program; (ii) the possible emergence of competing technologies; and (iii) depending on results of operations, the Company’s ability to obtain additional financing required to continue its operations. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-QSB will in fact transpire.

             The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc (“STI”) and its wholly-owned subsidiary Soligen, Inc. (“Soligen”) (collectively referred to herein as the “Company”) including the notes thereto, included elsewhere in this Quarterly Report.

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

             The Company uses CAD files obtained from customers to produce ceramic casting molds. Metal is then cast into the ceramic molds at a foundry to yield metal parts identical to the customer’s CAD files. The parts are cast either at the Company’s aluminum foundry, or at other foundries. Since the casting molds are made directly from the customer’s CAD files, the customer is free to concurrently experiment with different designs or alloys. To better and more quickly service its customers, the Company has established a Parts Now on-line service on the Company’s interactive Web site (www.partsnow.com) on the Internet. The Company also joined the automotive Intranet ANX which enables Soligen direct access to CAD data at the Big Three automotive companies in the USA and some of their Tier 1 suppliers. Customer’s CAD files can also be transmitted by modem, Internet FTP protocols or del ivery of a standard data disk or tape.

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

             In addition to capitalizing on the advantages of DSPC prototypes and rapidly produced bridging production, the DSPC system can also produce high volume production tooling (usually made of steel). Future plans for the Company include establishment of rapid response production facilities either owned by the Company or licensed third parties for small to medium sized runs as well as a network of alliances or joint ventures with mass production foundries operating licensed DSPC centers. These DSPC centers will enable mass manufacturers to better participate in concurrent engineering programs with their customers together with their ability to cast near net shape production tooling for efficient manufacturing of production tooling. By establishing these networks of DSPC centers, the Company will provide manufacturers a seamless transition from CAD file to finished production parts. This network will operate un der the trade name Parts Now®. The Company’s first rapid response production facility consists of its aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company’s headquarters in Northridge, California.

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

3.   Conventional Production Parts Service: Revenues for this product line are limited to conventional casting and machining of aluminum parts at the Company’s aluminum foundry and machine shop in Santa Ana, CA. Conventional production parts service line does not utilize DSPC or DSPC made tooling, and does not involve program management. In this category the Company is able to apply lower overhead margins and therefore capture additional business.

4.   DSPC Technology Service: Revenues for this product line result from the sale, lease, license or maintenance of DSPC machines and from participation in research and development projects wherein the Company provides technological expertise.

Results of Operations

             Revenues for the three and six months ended September 30, 2000 and 1999 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2000	1999	2000	1999

Parts Now®	$1,313,000	$1,160,000	$2,414,000	$2,062,000
DSPC® production	355,000	336,000	594,000	759,000
Conventional production parts	181,000	239,000	433,000	496,000
DSPC® technology	2,000	26,000	2,000	51,000

Total revenues	$1,851,000	$1,761,000	$3,443,000	$3,368,000

             Revenues increased 5% to $1,851,000 for the quarter ended September 30, 2000 from $1,761,000 in the similar quarter last year and increased 2% to $3,443,000 for the six months ended September 30, 2000 from $3,368,000 for the similar six month period last year. Combined revenues for Parts Now and DSPC increased 11% to $1,668,000 for the quarter ended September 30, 2000 from $1,496,000 in the similar quarter ended last year and increased 7% to $3,008,000 for the six month period ended September 30, 2000 from $2,821,000 for the similar period last year. For the quarter ended September 30, 2000, conventional production parts revenues (Santa Ana division) decreased 24% to $181,000 from $239,000 for the similar quarter last year and for the six month period ended September 30, 2000 decreased 13% to $433,000 from $496,000 for the similar period last year. DSPC technology revenues we re $2,000 in the quarter ended September 30, 2000 compared to $26,000 in the quarter ended September 30, 1999 and $2,000 for the six months ended September 30, 2000 compared to $51,000 for the comparable six month period a year ago.

             Gross profit for the quarter ended September 30, 2000 was $543,000 or 29% as compared to $392,000 or 22% for the similar quarter last year. The increase in gross margins was primarily the result of a reduction in material costs due to completing more secondary operations in the Company’s facility. Gross profit for the six months ended September 30, 2000 was $928,000 or 27% as compared to $969,000 or 29% for the similar six month period last year. The reduction in gross margin was primarily the result of hiring additional personnel in the quarter ended June 30, 2000 in anticipation of increased revenues. The increased wages were partially offset by the reduction in cost of materials in the quarter ended September 30, 2000. New personnel require intensive and lengthy training before they can participate effectively in the technologically demanding proprietary processes of the Compan y.

             Research and development expenses increased to $371,000 for the quarter ended September 30, 2000 from $315,000 for the similar quarter ended last year and increased to $760,000 for the six months ended September 30, 2000 compared to $595,000 in the similar six month period a year ago. Increases were primarily the result of the addition of professional personnel in support of the introduction of new programs to satisfy the requirements of the complex and more demanding requirements of the automotive industry. The Company intends to continue the advancement of DSPC technology and its applications in the market place.

             Selling expenses decreased to $194,000 for the quarter ended September 30, 2000 from $196,000 in the similar quarter last year and decreased to $361,000 for the six months ended September 30, 2000 from $373,000 in the similar period last year.

             General and administrative expenses increased 3% to $242,000 for the quarter ended September 30, 2000 from $236,000 in the similar quarter ended last year and increased 10% to $484,000 for the six months ended September 30, 2000 from $440,000 for the similar period last year. The increase was the result of a reallocation of royalties and the allocation of certain wages that were previously categorized as manufacturing expenses.

             Interest expenses were $20,000 and $62,000 for the quarters ended September 30, 2000 and 1999, respectively and $35,000 and $103,000, for the six months ended September 30, 2000 and 1999, respectively. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $25,000 non-cash interest in the quarter ended September 30, 1999 with no similar expense incurred in the quarter ended September 30, 2000 and $51,000 non-cash interest for the six months ended September 30, 1999 with no similar expense incurred in the six months ended September 30, 2000. An additional $20,000 and $37,000 cash interest expense was incurred for the quarters ended September 30, 2000 and 1999, respectively and $35,000 and $52,000, for the six months ended September 30, 2000 and 1999, respectively. The cash interest expense was incurred primarily for payments associated with the revolving line of credit.

Cash and Sources of Liquidity

             At September 30, 2000, the Company had $1,316,000 in cash and net accounts receivable, a decrease of $445,000 as compared to cash and net accounts receivable of $1,761,000 at March 31, 2000. Working capital decreased to $104,000 during the quarter ended September 30, 2000 from $347,000 and $726,000 during the quarters ended June 30, 2000 and March 31, 2000, respectively. In November 1999, the Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Convertible Preferred Stock to thirty-three (33) private investors.

             In August 2000, the Company renewed its $1 million revolving line of credit with its commercial lender, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 80% of eligible accounts receivable. At September 30, 2000, the Company had $230,000 available to borrow.

             In order to continue operations, the Company needs to obtain additional financing before the quarter ending March 31, 2001. The Company is in discussions with existing shareholders with regard to a Preferred Stock financing.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security

             On August 25, 2000, the Company held its 2000 Annual Meeting of Shareholders, at which the following actions were taken:

1.   The Common and Preferred Shareholders elected five nominees to the Board of Directors of the Company. The four Directors elected by the Common and Preferred Shareholders voting together were Yehoram Uziel, Mark E. Dowley, Kenneth T. Friedman and Patrick J. Lavelle (36,220,885, 36,207,085, 36,207,085 and 36,207,085 shares were voted in favor and 87,510, 101,310, 101,310 and 101,310 shares abstained from voting for each of the nominees named, respectively). With respect to the one director elected by the Series B Preferred Stock, one nominee, David F. Hadley was elected with 5,650,000 shares voted in favor and no shares abstained from voting.

2.   The Shareholders approved an amendment to the Company’s 1993 Stock Option Plan to increase the aggregate number of shares of Common Stock that may be issued thereunder from 5,000,000 to 6,500,000 (33,924,667 voted in favor, 944,228 shares voted against and 1,389,500 shares abstained from voting on this proposal).

3.   The Shareholders ratified the selection of Singer Lewak Greenbaum & Goldstein LLP as independent public accountants for the Company for the fiscal year ended March 31, 2001 (36,099,816  shares voted in favor, 190,779 shares voted against and 17,800 shares abstained from voting on this proposal).

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits: The following exhibits are filed as part of this report:

Exhibit Number	Description
11.1	Computation of Net Loss Per Share
27	Financial Data Schedule for the Quarter Ended September 30, 2000

        (b)  Reports on Form 8-K.

               None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

SOLIGEN TECHNOLOGIES, INC.
Date: November 10, 2000	By:	/s/ Yehoram Uziel

Yehoram Uziel President, CEO and Chairman of the Board (Principal executive officer)

Date: November 10, 2000	By:	/s/ Robert Kassel

Robert Kassel Chief Financial Officer (Principal financial officer)