Form 10QSB
period 2000-12-31
SOLIGEN TECHNOLOGIES INC
filed 2001-02-09
CIK 916460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12694

SOLIGEN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

WYOMING (State or other jurisdiction of incorporation or organization)	95-4440838 (I.R.S. EmployerIdentification No.)

19408 Londelius Street
Northridge, California 91324
(Address of principal executive offices, including zip code)

(818) 718-1221

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Number of shares of issuer's Common Stock outstanding as of February 5, 2001: 36,483,054

Transitional Small Business Disclosure Format: Yes / /  No /x/

SOLIGEN TECHNOLOGIES, INC.
FORM 10-QSB

PART I: FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2000	March 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash	$215,000	$515,000
Accounts receivable, net	871,000	1,246,000
Inventories	83,000	66,000
Prepaid expenses	65,000	58,000

Total current assets	1,234,000	1,885,000
Property, plant and equipment	2,765,000	2,726,000
Less: allowance for depreciation and amortization	2,310,000	2,179,000

Net property, plant and equipment	455,000	547,000
Other assets	42,000	41,000

Total assets	$1,731,000	$2,473,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable and revolving line of credit	$542,000	$366,000
Trade accounts payable	283,000	307,000
Accrued payroll and related expenses	281,000	218,000
Accrued expenses	318,000	207,000
Deferred revenue	98,000	61,000

Total current liabilities	1,522,000	1,159,000
Notes payable and revolving line of credit, less current portion	—	12,000

Total liabilities	1,520,000	1,171,000

Series B redeemable preferred stock, no par value: 8,425,000 shares authorized, 8,325,000 issued and outstanding	1,520,000	1,538,000

Stockholders' deficit
Common stock, no par value: 90,000,000 shares authorized 36,483,054 issued and outstanding	11,823,000	11,788,000
Accumulated deficit	(13,134,000)	(12,024,000)

Total stockholders' deficit	(1,311,000)	(236,000)

Total liabilities and stockholders' deficit	$1,731,000	$2,473,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
Revenues	$1,442,000	$1,862,000	$4,885,000	$5,230,000
Cost of revenues	1,053,000	1,313,000	3,568,000	3,712,000

Gross profit	389,000	549,000	1,317,000	1,518,000

Operating expenses:
Research and development	353,000	309,000	1,113,000	904,000
Selling	210,000	140,000	571,000	513,000
General and administrative	216,000	272,000	700,000	712,000

Total operating expenses	779,000	721,000	2,384,000	2,129,000

Loss from operations	(390,000)	(172,000)	(1,067,000)	(611,000)
Other income (expense):
Interest income	2,000	6,000	8,000	24,000
Interest expense	(24,000)	(50,000)	(59,000)	(153,000)
Other income	—	—	10,000	3,000

Total other income (expense)	(22,000)	(44,000)	(41,000)	(126,000)

Loss before provision for income taxes	(412,000)	(216,000)	(1,108,000)	(737,000)
Provision for income taxes	—	2,000	2,000	2,000

Net loss	$(412,000)	$(218,000)	$(1,110,000)	$(739,000)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
	2000	1999
Cash flows from operating activities:
Net loss	$(1,110,000)	$(739,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	131,000	236,000
Provision for doubtful accounts	(6,000)	23,000
Non-cash interest expense	—	77,000
Non-cash compensation expense	—	55,000
(Increase) decrease in
Accounts receivable	381,000	(720,000)
Inventories	(17,000)	48,000
Prepaid expense and other assets	(8,000)	6,000
Increase (decrease) in
Accounts payable	(24,000)	28,000
Accrued expenses	174,000	50,000
Deferred revenues	37,000	63,000

Net cash used for operating activities	(442,000)	(873,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(39,000)	(135,000)

Net cash used for investing activities	(39,000)	(135,000)

Cash flows from financing activities:
Net payments on capital lease obligations	—	(29,000)
Payments on notes payable	(14,000)	(251,000)
Net proceeds under revolving line of credit	178,000	481,000
Proceeds from issuance of notes payable	—	127,000
Proceeds from issuance of common stock	17,000	—
Preferred stock issuance, net of issuance costs	—	1,538,000

Net cash provided by financing activities	181,000	1,866,000

Net increase (decrease) in cash	(300,000)	858,000
Cash—beginning of period	515,000	429,000

Cash—end of period	$215,000	$1,287,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

    The financial information included herein for the three and nine month periods ended December 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2000, is derived from Soligen Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Form 10-KSB.

    The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Accounting Policies

    Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 for the summary of significant accounting policies.

Inventories

    Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

December 31, 2000
Raw materials and parts	$63,000
Work in process	12,000
Finished goods	8,000

Total inventories	$83,000

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

Debt

  Notes Payable

Notes payable at December 31, 2000 consisted of the following:
Revolving line of credit, secured by certain assets bearing interest at the bank's prime rate (9.50 percent at December 31, 2000) plus 3 percent	$532,000
Notes to finance companies, bearing interest ranging from 0.9 percent to 10.0 percent, due at various dates through October 2002	10,000

Total notes payable	$542,000

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

    In connection with the Series B financing, the Company paid a cash finder's fee in the approximate amount of $100,000. In addition, the finders received warrants exercisable for 498,750 shares of Common Stock at a price of $0.20 per share. These warrants were exercisable for a period of one year, commencing November 24, 1999. On November 17, 2000, the Company's Board of Directors extended the Series B warrants to expiry on February 21, 2001.

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

    The holders of Series B Preferred may tender their shares for redemption at a per share price equal to 150% of the liquidation preference in the event of a Change of Control (as defined in the Statement). In addition, the Company may, at its option, redeem the Series B Preferred at a per share price equal to 150% of the liquidation preference in the event that, from and after November 24, 2000, the Common Stock trades above $0.75 per share for sixty (60) consecutive trading days. During each of the quarters ended September 30, 2000 and December 31, 2000, investors converted 50,000 shares of Series B Preferred into 50,000 shares of the Company's Common Stock.

    Purchasers of Series B Preferred are also parties to an Investor Rights Agreement which grants certain demand and "piggyback" registration rights. The holders of Series B Preferred, voting as a separate class, are entitled to elect one member of the Company's Board of Directors.

Item 2: Management's Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statements and Associated Risks

    This Quarterly Report on Form 10-QSB contains certain forward-looking statements. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties including, among others (i) customer acceptance of the Company's "one stop shop" Parts Now program; (ii) the possible emergence of competing technologies; and (iii) depending on results of operations, the Company's ability to obtain additional financing required to continue its operations. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-QSB will in fact transpire.

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

    Based upon the MIT patent, the Company developed a proprietary technology known as Direct Shell Production Casting ("DSPC®"), a process that is distinguished from typical rapid prototype systems that are characterized by the ability to rapidly produce non functional three dimensional representations of parts from Computer Aided Design ("CAD") files. The DSPC technology is dedicated to metal casting; this technology enables the Company to produce functional cast metal parts thereby providing a substantial competitive advantage over existing producers by eliminating the need of time and labor spent on patterns and core boxes.

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

Results of Operations

    Revenues for the three and nine months ended December 31, 2000 and 1999 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
Parts Now®	$731,000	$1,520,000	$3,145,000	$3,582,000
DSPC® production	531,000	173,000	1,125,000	932,000
Conventional production parts	180,000	169,000	613,000	665,000
DSPC® technology	—	—	2,000	51,000

Total revenues	$1,442,000	$1,862,000	$4,885,000	$5,230,000

    Revenues decreased 23% to $1,442,000 for the quarter ended December 31, 2000 from $1,862,000 in the similar quarter last year and decreased 7% to $4,885,000 for the nine months ended December 31, 2000 from $5,230,000 for the similar nine month period last year. Combined revenues for Parts Now and DSPC decreased 25% to $1,262,000 for the quarter ended December 31, 2000 from $1,693,000 in the similar quarter ended last year and decreased 5% to $4,270,000 for the nine month period ended December 31, 2000 from $4,514,000 for the similar period last year. For the quarter ended December 31, 2000, conventional production parts revenues (Santa Ana division) increased 7% to $180,000 from $169,000 for the similar quarter last year and for the nine month period ended December 31, 2000 decreased 8% to $613,000 from $665,000 for the similar period last year. DSPC technology revenues were $2,000 for the nine months ended December 31, 2000 compared to $51,000 for the comparable nine month period a year ago.

    Gross profit for the quarter ended December 31, 2000 was $389,000 or 27% as compared to $549,000 or 30% for the similar quarter last year. The reduction in gross margins was the result of lower volume compared to last year but was partially offset by a reduction in material costs due to completing more secondary operations in the Company's facility. Gross profit for the nine months ended December 31, 2000 was $1,317,000 or 27% as compared to $1,518,000 or 29% for the similar nine month period last year. The reduction in gross margin was primarily the result of hiring additional personnel in the quarter ended June 30, 2000 in anticipation of increased revenues. The increased wages were partially offset by the reduction in cost of materials in the quarters ended September 30, 2000 and December 31, 2000. New personnel require intensive and lengthy training before they can participate effectively in the technologically demanding proprietary processes of the Company.

    Research and development expenses increased to $353,000 for the quarter ended December 31, 2000 from $309,000 for the similar quarter ended last year and increased to $1,130,000 for the nine months ended December 31, 2000 compared to $904,000 in the similar nine month period a year ago. Increases were primarily the result of the addition of professional personnel in support of the introduction of new programs to satisfy the complex and more demanding requirements of the automotive industry. The Company intends to continue the advancement of DSPC technology and its applications in the market place.

    Selling expenses increased to $210,000 for the quarter ended December 31, 2000 from $140,000 in the similar quarter last year and increased to $571,000 for the nine months ended December 31 2000 from $531,000 in the similar period last year. The increase in selling expenses for the quarter and nine months ended December 31, 2000 compared to the similar periods last year was the result of the recovery of a bad debt during the quarter ended December 31, 1999.

    General and administrative expenses decreased to $216,000 for the quarter ended December 31, 2000 from $272,000 in the similar quarter ended last year and decreased to $700,000 for the nine months ended December 31, 2000 from $712,000 for the similar period last year. The decrease in the quarter was the result of lower legal fees.

    Interest expenses were $24,000 and $50,000 for the quarters ended December 31, 2000 and 1999, respectively and $59,000 and $153,000, for the nine months ended December 31, 2000 and 1999, respectively. The Company issued warrants to the short-term debt investors and, according to SFAS No. 123, non-cash interest expense related to the warrants is to be recognized over the expected period of the loan. As a result, the Company recognized $26,000 non-cash interest in the quarter ended December 31, 1999 with no similar expense incurred in the quarter ended December 31, 2000 and $77,000 non-cash interest for the nine months ended December 31, 1999 with no similar expense incurred in the nine months ended December 31, 2000. An additional $24,000 and $50,000 cash interest expense was incurred for the quarters ended December 31, 2000 and 1999, respectively and $59,000 and $76,000, for the nine months ended December 31, 2000 and 1999, respectively. The cash interest expense was incurred primarily for payments associated with the revolving line of credit.

Cash and Sources of Liquidity

    At December 31, 2000, the Company had $1,086,000 in cash and net accounts receivable, a decrease of $675,000 as compared to cash and net accounts receivable of $1,761,000 at March 31, 2000. Working capital decreased to $(288,000) during the quarter ended December 31, 2000 from $104,000, $347,000 and $726,000 during the quarters ended September 31, 2000, June 30, 2000 and March 31, 2000, respectively. In November 1999, the Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Convertible Preferred Stock to thirty-three (33) private investors.

    In August 2000, the Company renewed its $1 million revolving line of credit with its commercial lender, collateralized by accounts receivable, inventory and fixed assets. The credit facility provides for an advance rate of 80% of eligible accounts receivable. At December 31, 2000, the Company had $170,000 available to borrow.

    In order to continue operations, the Company needs to obtain additional financing before the quarter ending March 31, 2001. The Company is in discussions with some existing shareholders and other 3rd parties with regard to a Convertible Preferred Stock financing.

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

SOLIGEN TECHNOLOGIES, INC.
Date: February 6, 2001	By:	/s/ YEHORAM UZIEL Yehoram Uziel President, CEO and Chairman of the Board (Principal executive officer)
Date: February 6, 2001	By:	/s/ ROBERT KASSEL Robert Kassel Chief Financial Officer (Principal financial officer)

QuickLinks

SOLIGEN TECHNOLOGIES, INC. FORM 10-QSB
Table of Contents
PART I: FINANCIAL INFORMATION Item 1: Consolidated Financial Statements SOLIGEN TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS
SOLIGEN TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
SOLIGEN TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
SOLIGEN TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II: OTHER INFORMATION
SIGNATURES