Form 10KSB
period 2001-03-31
SOLIGEN TECHNOLOGIES INC
filed 2001-06-29
CIK 916460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001
OR
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12694

SOLIGEN TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

WYOMING (State of incorporation)	95-4440838 (I.R.S. Employer identification No.)

19408 Londelius Street, Northridge, California 91324
(Address of principal executive offices) (Zip Code)

(818) 718-1221
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	None

Securities registered under Section 12(g) of the Exchange Act: None

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for the fiscal year ended March 31, 2001 were $6,737,000.

    The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such stock, as of June 15, 2001 was approximately $4,825,000

    As of June 15, 2001, there were 37,111,680 shares of common stock, no par value, outstanding.

    The index to exhibits appears on page 19 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of its Proxy Statement for the 2001 Annual Meeting of Shareholders.

SOLIGEN TECHNOLOGIES, INC.
FORM 10-KSB
For the Year Ended March 31, 2001
Table of Contents

i

PART I

Item 1. Description of Business

Business Development

    The following discussion contains certain forward-looking statements. Actual results could differ materially. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Associated Risks."

    Soligen Technologies, Inc. is a Wyoming corporation that was organized in 1993. The Company's wholly-owned subsidiary, Soligen, Inc. ("Soligen"), is a Delaware corporation that was organized in 1991 and commenced operations in 1992. The Company's principal executive office is located at 19408 Londelius Street, Northridge, California 91324, telephone (818) 718-1221. References to the "Company" include Soligen Technologies, Inc., Soligen and predecessors unless the context indicates otherwise.

    During fiscal 2001, the Company's revenues decreased 6% as the result of the postponement or cancellation of several Parts Now programs by the major automotive customers of the Company. The Company believes this reduction reflects the change in the general economic conditions in the automotive industry during fiscal year 2001. Despite this decrease in revenues, cost reductions instituted in the last six months of fiscal 2001 enabled the Company to experience an operating profit in the fourth quarter. The Company continues to invest heavily in R&D so as to accommodate changing industry demands and, as a result, may find it necessary to continue to raise additional capital in order to fund future expansion and operations. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Sources of Liquidity."

Business of Company

    Massachusetts Institute of Technology ("M.I.T.") located in Cambridge, Massachusetts, granted the Company an exclusive, world-wide license until October 1, 2006 to develop, manufacture, market and sell products utilizing certain patented technology and processes for the production of ceramic casting molds for casting metal parts. The license continues on a non-exclusive basis from October 1, 2006 until the expiration of the last patent relating to the licensed technology. The exclusive period may be extended by mutual agreement of both parties.

    Based upon the M.I.T. patent, the Company developed a proprietary technology known as Direct Shell Production Casting ("DSPC®"), a process that is distinguished from typical rapid prototype systems that are characterized by the ability to rapidly produce non functional three dimensional representations of parts from Computer Aided Design ("CAD") files. The DSPC technology is dedicated to metal casting; this technology enables the Company to produce functional cast metal parts thereby providing a substantial competitive advantage over existing producers by eliminating the need of time and labor spent on patterns and core boxes.

    The Company uses CAD files obtained from customers to produce ceramic casting molds. Metal is then cast into the ceramic molds at a foundry to yield metal parts identical to the customer's CAD files. The parts are cast either at the Company's aluminum foundry, or at other foundries. Since the casting molds are made directly from the customer's CAD files, the customer is free to concurrently experiment with different designs or alloys. To better and more quickly service its customers, the Company has established a Parts Now on-line service on the Company's interactive Web site (www.partsnow.com) on the Internet. In fiscal 2000, the Company joined the automotive Intranet ANX which enabled Soligen direct access to CAD data at the big 3 automotive companies in the USA and some of their Tier 1 suppliers. Customer's CAD file can also be transmitted by modem, Internet FTP protocols or delivery of a standard data disk or tape.

    Customer's engineers are able to postpone the design and/or the fabrication of a production casting tooling that is normally used for manufacturing a limited number of metal parts by using the Company's proprietary DSPC products. Functional metal parts provided by DSPC accomplish not only cost savings for the customer's engineer but will also allow him to functionally test a metal part in the shortest time possible before going into production. This testing and proof of design of production tooling with very little chance of error provides significant time savings which in turn accomplishes a prime goal of the manufacturer, i.e., the reduction in "time to market."

    In addition to capitalizing on the advantages of DSPC prototypes and rapidly produced bridging production, the DSPC system can also produce high volume production tooling (usually made of steel). The slowdown in the automotive industry together with the postponement of new models and the lay-offs of employees in the automotive industry have caused the Company to postpone its plans for the establishment of rapid response production facilities in other geographic areas. Nevertheless, the Company still believes that part of its long-term goals will be to establish additional DSPC centers. The Company will either own these centers or licensed third parties for small to medium sized runs will be established. These DSPC centers will enable mass manufacturers to better participate in concurrent engineering programs with their customers together with their ability to cast near net shape production tooling for efficient manufacturing of production tooling. By establishing these networks of DSPC centers, the Company will provide manufacturers a seamless transition from CAD file to finished production parts. This network will operate under the trade name Parts Now®. The Company's first rapid response production facility consists of its aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company's headquarters in Northridge, California.

Core Technology

    DSPC is based on Three Dimensional Printing ("3DP™"), a technology invented at M.I.T. 3DP automatically generates solid objects directly from CAD files by selectively bonding together particles of powdered material with a liquid binder.

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

Markets

    The total annual market size for production of raw metal cast parts in the United States for 1999 was approximately $29 billion, according to the American Foundrymen's Society. The Company concentrates on producing cast metal parts with complex geometry and core cavities, thin walls and high dollar value per part. Some of the Company's primary customers include companies in industries such as automotive, construction equipment, aerospace, and other Original Equipment Manufacturers ("OEMs"). Customers who could maximize the employment of Soligen's technological competitive advantage typically consist of companies that experience rapid rates of technological innovation, frequent design changes, and requirements to dramatically reduce "time to market." Their products consist of metal parts that frequently contain complex geometric configurations, especially in the interior of the part. The Company has focused on five market segments:

  •
  The primary and aftermarket automotive markets focus on engine cylinder heads and blocks, manifolds and other cast metal parts with complex core cavities or geometries. The Company has established repeat business with Ford Motor Company, General Motors Corporation and DaimlerChrysler Corporation as well as a growing number of their Tier 1 and Tier 2 suppliers such as Delphi Automotive Systems and Visteon Automotive Systems.

  •
  Other ground transportation equipment markets including construction equipment, heavy duty trucks and motorcycles. The Company has established repeat business with Cummins Engine Company, Inc., Caterpillar, Inc. and Tier 1 suppliers such as Dephi Automotive Systems.

  •
  The aerospace industry designs and produces many castings with complex geometries and core cavities. The Company has established repeat business with The Boeing Company and established new business with companies such as Pratt & Whitney division of United Technologies Corporation and Argo-Tech Corporation.

  •
  Specialty automotive applications and motorsports racing markets have requirements for complex metal castings in both prototypes and short production runs. The Company has established repeat business and new customers involved in NASCAR racing, motorcycle racing, and the National Hot Rod Association (NHRA) drag racing. The Company also assisted companies in developing technology for hybrid and fuel cell powered vehicles. Many of the programs are with major automotive companies or with joint venture companies sponsored by the automotive companies.

  •
  All other casting customers with various applications.

Distribution

    Sales and distribution activities for the Company are managed from the Company's facilities in California. Direct sales and technical support services customers locally from offices in Detroit, Michigan; Columbus, Ohio; Chicago, Illinois and Northridge, California. The Company plans to open additional regional offices, initially in the U.S. and later, internationally. In certain territories that are not currently covered by the Company's direct sales staff, the Company has engaged independent manufacturer's representatives.

    In June 2001, the Company entered into an agreement with Autotech Technologies Development, Inc., a subsidiary of Kenmar Corporation, as its sales and marketing partner for automotive and powertrain applications. As a subsidiary of Kenmar Corporation, Autotech provides the Company access to a wide ranging sales force throughout the global automotive industry.

    The Company launched its Parts Now on-line service during fiscal 1996. Parts Now on-line is available on the Internet. In addition, during fiscal 2000, the Company joined the automotive Intranet ANX which gives access to CAD files at Ford Motor Company, General Motors Corporation, DaimlerChrysler Corporation and some of their Tier 1 suppliers. This service allows the Company to enter the electronic commerce environment and enables customers to receive price quotations and order parts electronically.

Current Status

    In the three years ending fiscal 1995, the Company focused its efforts on the commercialization of the DSPC equipment. During the development program, the Company sold and installed developmental DSPC machines as well as several commercial DSPC 300 machines. Since 1995, the Company has continually enhanced the performance of the DSPC machines. In January 1995, the Company established the first DSPC center at the Company's headquarters in Northridge, California. At present, the Company operates nine DSPC machines and plans to have ten DSPC machines operational during fiscal 2002.

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

    Metal part designers are heavily constrained by conventional casting methods, due to long lead times and high costs of production tools (patterns and core boxes). The main constraint is the need to first produce patterns, or production tooling, prior to creating a first article part. For cast parts with complex core cavity structure, this is an expensive and time consuming process, since the geometry of the part needs to be analyzed and each separate core needs to be extracted and a proper core box designed and produced. Any design change in the part is a multi-step process that requires modifying or often redoing the tooling thereby increasing the probability of making mistakes. The key to competitiveness in the parts production market is the ability to create the production tooling (patterns, molds or dies) quickly and cost effectively. One way to accomplish quick and cost effective tooling is to utilize methods that will enable the cast parts manufacturer to produce the production tooling once and correctly on the first attempt. However, since casting requires tooling even for making a single mold (and therefore casting a single part), the only method to accomplish this goal is to eliminate the need for casting tools during the several design cycles. The DSPC technology eliminates the need for patterns and core boxes. Functional cast parts can be made without tools for testing, thus enabling foundries to produce casting tools only after DSPC has proved out the final design.

    To shorten the time to market and remain competitive in an environment of constant change and innovation, end users of metal parts such as the automotive, truck and construction equipment industries and other mass producers have started to implement concurrent engineering. In concurrent engineering, the mass producer is selected at the beginning of the program of designing a new product. At the same time as the design engineers are designing a new product and building and testing a prototype, manufacturing engineers, who are working closely with the selected vendor, are designing the casting production line and the casting tools. Often, in order to verify the production casting method and processes, prototype production tools (sometimes referred to as "soft tools") which are less expensive than production tools, will be made. The experience gained by using "soft tools" to manufacture prototype castings is also used to assist the design team in their efforts to lower the production cost of the part.

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

  •
  Multiple design iterations at the same time and within budget constraints: Designer can rapidly incorporate design changes and concurrently produce and test several versions of any design.

  •
  The ability to test different alloys to optimize the part's performance: Designer can request the same part to be made from different alloys (which otherwise require a different tool for each alloy).

  •
  CAD—Casting: Designer can now elect to use the casting process even for short runs.

  •
  Casting process verification: Different gating systems could be explored without the need to create casting tooling or to commit to a specific casting technique.

  •
  Casting tool optimization: Design and fabrication of production tools can be delayed until after the final design is verified.

  •
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

    Certain industries, such as aerospace and capital equipment manufacturing, typically utilize medium scale production vendors. For certain customers in this category, especially for aerospace companies, certification of compliance with military and federal aerospace standards is required as a pre-requisite to become a vendor; this requirement represents a barrier for competing with foundries who are already certified and approved as vendors to such companies. Currently the Company is limiting itself to producing non-flight certified parts.

    For relatively small quantities (up to few thousand parts per year) the Company competes with CNC (computer numerical control) job shops, model makers and very small job shop foundries providing custom made parts and short production runs. These competitors must still create tools and patterns for small quantities of parts.

    The Company believes it offers distinct advantages in all three market segments due to its ability to provide customers with a high functional quality product in less time, at a lower cost.

Raw Material Availability and Suppliers

    The Company generally attempts to procure materials and components for its DSPC machines from multiple sources. However, the DSPC printhead, used in the DSPC machine, is commercially available from a single U.S. ink-jet manufacturer. The Company believes that if the supplier were to discontinue this line of printheads, it could develop a printhead using available components from alternative sources without having a material effect on the DSPC machine cost or performance.

    Raw materials used in the DSPC process are generally available from several suppliers in the quantities needed. Multiple vendor sources for critical raw materials and supplies have been established.

    The Parts Now service center generally obtains services and supplies for metal castings from foundries and machine shops in southern California. Multiple alternative vendor sources have been established over the prior years. Multiple vendor sources have also been established over the prior years for post-processing of and nondestructive testing of parts. Raw materials for castings used by the Company's Santa Ana Division are generally available from numerous suppliers in the quantities needed. Major suppliers for aluminum include Alcoa Aluminum and Alcan.

Major Customers

    During the past two fiscal years, the Company established repeat business with companies of different sizes, in different industries and geographical areas. Among companies with whom the Company has established repeat business are Ford Motor Company, General Motors Corporation, Visteon Automotive Systems, Delphi Automotive Systems, DaimlerChrysler Corporation, Honda R&D Americas, Inc., Cummins Engine Company and Caterpillar, Inc. The Company believes that maintaining and strengthening these customer relations will play an important role in growing the business. Two customers represented 15% and 10% and two customers represented 16% and 10% of total revenues in fiscal 2001 and fiscal 2000, respectively.

Patents, Trademarks, Licenses and Royalties

    The Company's DSPC process is based on Three Dimensional Printing (3DP™), which is patented by M.I.T. Pursuant to the terms of a License Agreement dated October 18, 1991, and amendments thereto (collectively referred to herein as the "License"), M.I.T. granted the exclusive worldwide license to exploit its proprietary 3DP technology for the metal casting field of use to the Company. The Company enjoys the exclusive benefits of the License until October 1, 2006. The License continues on a non-exclusive basis after October 1, 2006, unless extended by mutual agreement.

    Under the terms of the License, M.I.T. has the responsibility to apply for, seek prompt issuance of, and maintain during the term of the License the patent rights covered by the License in the United States, Canada, Japan and countries covered by a patent filing in the European Patent Office. M.I.T. has fulfilled its responsibilities in this regard. The License provides that all costs associated with these matters will be borne by licensees. Currently there are four other licensees, which apply M.I.T.'s 3DP technology in different fields of use, none of which are related to metal casting. The License also provides that, with respect to any improvements to the technology developed by the Company, such improvements will be the property of the Company provided that the Company will license such improvements to M.I.T. on a royalty-free non-exclusive basis. The License was renegotiated and amended on August 8, 1996 and December 28, 1998.

    Under the terms of the amended License, the Company is required to generate cumulative sales according to the following schedule:

Period	Cumulative Sales
March 1996—March 1997	$3,000,000
March 1997—March 1998	$3,500,000
March 1998—March 1999	$4,000,000
March 1999—March 2000	$4,500,000
March 2000—March 2001	$5,000,000
March 2001—March 2002	$6,000,000
March 2002—March 2003	$8,000,000
March 2003—March 2004 and each year thereafter	$10,000,000

    The Company has met all the conditions to maintain the License and exclusivity. For the rights and privileges granted under the License, the Company pays royalties and fees to M.I.T. until the License is terminated. The License was further renegotiated and amended on December 28, 1998 to provide for fee and royalty payments as follows:

  •
  "Running Royalties" in an amount equal to 4.5% of Net Sales of the "Licensed Products," metal "End Products" and "Licensed Processes" used, leased or sold by and/or for the Company; provided however that during the period commencing January 1, 1997 and terminating on December 15, 1999, M.I.T. shall waive the first $150,000 of "Running Royalties." In December 1999, M.I.T. waived $150,000 of "Running Royalties."

  •
  After the payment of $500,000 in "Running Royalties" for the sale of metal "End Products" made using "Licensed Products" and/or "License Process," the royalty rate due for sale of metal "End Products" shall be reduced from 4.5% to 2.25%. During the past two fiscal years, the Company paid royalties at the rate of 4.5%.

  •
  Beginning with calendar year 2000 and in each year thereafter, if the Company does not pay M.I.T. at least $50,000 in royalty payments, then the Company shall, within 30 days of the end of the calendar year, pay to M.I.T. the difference between $50,000 and the amount paid to M.I.T. during the preceding year. The Company paid approximately $62,000 in royalty payments to M.I.T. during calendar year 2000.

    The term "3DP" is a trademark of M.I.T. The terms "DSPC" and "Parts Now" are trademarks of the Company, registered in the U.S.

Research and Development Expenditures

    During fiscal years ended March 31, 2001 and 2000, the Company expended $1,478,000 and $1,160,000 respectively on research and development to enhance the Company's proprietary technology. Through the License from M.I.T., the Company has also obtained the benefit of continuing research and development expenditures at M.I.T. relating to the technology in the Company's fields of use during these fiscal years.

    The Company plans to continue to devote time and allocate resources to research and development programs thereby enhancing the original M.I.T. based technology as well as extending its capabilities in the course of developing new applications.

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

Employees

    On March 31, 2001, the Company's Northridge facility employed 58 full time engineers, managers and staff and the Company's Santa Ana Division employed 33 full time employees. The Company also has an agreement with one independent sales representative. No employees are currently covered by collective bargaining agreements or are members of any labor organizations. The Company has not experienced any work stoppages and believes that its employee relations are one of its important assets in furthering its continual growth objectives.

Item 2. Description of Properties

    The Company's corporate headquarters, marketing and sales, CAD, printing, post processing and engineering activities are located in Northridge, California in a 17,000 square foot facility. The Company's foundry and machine shop are located in Santa Ana in a 20,000 square foot facility. These facilities are leased by the Company from unrelated third parties under leases expiring between June 2002 and June 2005. The Company believes all leased property is in good and satisfactory condition, and is suitable for the Company's business needs for the term of the respective leases.

Item 3. Legal Proceedings

    As of the date of this report, the Company is not subject to any material legal proceedings. From time to time the Company becomes involved in routine legal proceedings incidental to its business.

Item 4. Submission of Matters to a Vote of Securities Holders

    No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock was formally listed for trading on the American Stock Exchange's (the "AMEX) Emerging Company Marketplace under the symbol "SGT" and on the Canadian Venture Exchange (the "CDNX"), formally the Vancouver Stock Exchange, under the symbol "SGT." On May 24, 1999, the AMEX notified the Company that its Common Stock listing did not meet their minimum listing guidelines of stockholders' equity in an amount greater than Two Million Dollars ($2,000,000), and a per share market price of greater than One Dollar ($1.00). As a result of the action taken by the AMEX, the last day of trading for the Company's Common Stock on the AMEX was September 3, 1999. The Company's Common Stock began trading on the Over-the-Counter Market (OTC Bulletin Board) on September 7, 1999 under the symbol "SGTN."

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

Fiscal quarter ended	High sales price ($U.S.)(1)		Low sales price ($U.S.)(1)
June 30, 1999	0.360	(2)	0.190	(2)
September 30, 1999	0.470		0.190
December 31, 1999	0.380		0.200
March 31, 2000	0.810		0.280
June 30, 2000	0.625		0.250
September 30, 2000	0.422		0.250
December 31, 2000	0.281		0.078
March 31, 2001	0.203		0.109

Sources for sales prices:

(1)
High ask and low bid prices as reported by the National Quotation Bureau (which reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions).

(2)
American Stock Exchange.

    As of June 15, 2001, the Company had 3,140 holders of record of its Common Stock and 37,111,680 shares of Common Stock outstanding.

    No dividends have been declared or paid during the last two fiscal years. As a condition of concluding the acquisition of Soligen, the Company gave an undertaking to the CDNX not to declare or pay any dividends on its Common Stock for the period of time expiring at the earlier of the date upon which the last of the escrow shares are earned out of escrow or canceled. (see Part III, Item 11).

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking-Statements and Associated Risks

    This Annual Report on Form 10-KSB contains certain forward-looking statements. Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by or include the words, "believes," "anticipates," "plans," "expects," "may," "should" or other similar expressions are forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties. including, among others (i) customer acceptance of the Company's "one stop shop" Parts Now program; (ii) the possible emergence of competing technologies; and (iii) the Company's ability to obtain additional financing required to support its projected revenue growth. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-KSB will in fact transpire. The Company disclaims any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

    The following discussion should be read in conjunction with the accompanying Financial Statements of the Company and its wholly-owned subsidiary Soligen including the notes thereto, included elsewhere in this Annual Report. On December 31, 1998, Altop, Inc., a wholly-owned subsidiary of the Company was merged into Soligen and operates as the Company's Santa Ana Division.

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

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

Revenues

    Revenues decreased 6% to $6,737,000 in fiscal year ended March 31, 2001 from $7,153,000 in the fiscal year ended March 31, 2000. Combined revenues for Parts Now and DSPC for fiscal 2001 decreased 4% to $6,000,000 from 6,225,000 for the prior fiscal year. Within the Company's core business, Parts Now decreased to $4,083,000 in fiscal 2001 from $5,044,000 or 19% over fiscal 2000 while DSPC production revenues increased 62% to $1,917,000 in fiscal 2001 from $1,181,000 in fiscal 2000. The Company believes the reduction in Parts Now revenue in fiscal 2001 was the result of the negative impact of the change in general economic conditions in the automotive industry which caused customer's programs to be postponed or cancelled due to cut backs in customer activities. The Company believes the increase in DSPC revenues was the result of increased emphasis by major customers in prototype (DSPC) for new product development that traditionally has led to increased Parts Now business. Conventional Production Parts revenues at the Company's Santa Ana Division decreased 17% to $729,000 in fiscal 2001 from $875,000 in fiscal 2000. DSPC Technologies Center revenues decreased to $8,000 in fiscal 2001 from $53,000 in fiscal 2000.

    The Company's revenues for fiscal 2001 and fiscal 2000, classified by product lines, are as follows:

	Fiscal 2001	Fiscal 2000
Parts Now®	$4,083,000	$5,044,000
DSPC® production	1,917,000	1,181,000
Conventional production parts	729,000	875,000
DSPC® technology	8,000	53,000

Total revenues	$6,737,000	$7,153,000

Gross Profit

    Gross profit increased to $2,108,000 in fiscal 2001 from $2,068,000 in fiscal 2000 while gross margin increased to 31% from 29% for the comparable period a year ago. Although revenues during fiscal 2001 decreased compared to the similar period the prior year, both gross profit and gross margin increased. The improvement in gross margin and gross profit resulted from reduced scrap, reduction of outside services, improvements in printhead technology, manufacturing efficiencies and reduced material usage.

Research and Development Expenses

    Research and development expenses increased $318,000 or 27% to $1,478,000 in fiscal 2001 from $1,160,000 in fiscal 2000. The continued high research and development expenditures are related to the Company's penetration into a broader market base for its products thereby requiring further enhancement of the processes based on the DSPC technology.

Selling Expenses

    Selling expenses increased $50,000 or 7% to $748,000 in fiscal 2001 from $698,000 in fiscal 2001. The increase in selling expenses was the result of the costs associated with the full year effect of the establishment of the Chicago sales office during fiscal 2000.

General and Administrative Expenses

    General and administrative expenses decreased $27,000 or 3% to $939,000 in fiscal 2001 from $966,000 in fiscal 2000. The decrease was the result of the decrease in non-cash compensation expense and office expense after offset against the increase in royalty payments to M.I.T.

Interest Expense

    Interest expense decreased $108,000 or 57% to $81,000 in fiscal 2001 from $189,000 in fiscal 2000. The $81,000 interest expense in fiscal 2001 was for notes and leases. The Company did not incur any non-cash interest expense during fiscal year 2001. During fiscal 2000 and fiscal 1999, the Company issued Common Stock purchase warrants in connection with private placement loans to the Company and, related to this, the Company recognized non-cash interest expense over the expected period of benefit. The Company incurred $76,000 non-cash interest expense and an additional $113,000 of interest for other notes and leases for fiscal 2000.

Other Income

    In fiscal 2001, the Company recognized other miscellaneous income of $12,000 compared with $4,000 in fiscal 2000.

Beneficial Conversion

    In fiscal 2001, the Company recorded a beneficial conversion of $592,000 resulting from the difference between the conversion price of the Series C Preferred Stock and market price of the Company's Common Stock as of the date of issue. In fiscal 2000, the Company recorded a beneficial conversion of $139,000 resulting from the issuance of 404,697 shares of the Company's Common Stock to the holders of the Series A Preferred Stock as an incentive to convert their shares of Preferred Stock.

Net Loss Available to Common Stockholders

    After recognition of the $592,000 beneficial conversion in fiscal 2001 and the $139,000 beneficial conversion in fiscal 2000, net loss available to common stockholders in fiscal 2001 increased $663,000 to $1,711,000 from $1,048,000 in fiscal 2000. Basic and diluted loss per share increased to $0.05 in fiscal 2001 from $0.03 in fiscal 2000.

Sources of Liquidity

    Since the Company's inception, it has financed its operating activities primarily from private offerings of equity, convertible preferred shares, short-term debt securities and accounts receivable financing from financial institutions.

Operating Activities

    As of March 31, 2001, the Company had $1,924,000 in cash and accounts receivable, representing an increase of $163,000 as compared to $1,761,000 at March 31, 2000. Working capital decreased to $619,000 at March 31, 2001 from $726,000 at March 31, 2000. The net cash used in operating activities in fiscal 2001 was $790,000 compared to $835,000 for the prior fiscal year. Although the net loss before beneficial conversion increased to $1,119,000 in fiscal 2001 from $909,000 for the prior fiscal year, the decrease in net cash used was partially attributable to a decrease in accounts receivable offset by decreases in depreciation and amortization, non-cash interest expense and non-cash compensation expense.

Investing Activities

    Net cash used in investing activities for capital expenditures was $33,000 for the fiscal year ended March 31, 2001, as compared to cash used in investing activities for capital expenditures of $357,000 in the prior fiscal year.

Financing Activities

    During the fiscal year ended March 31, 2001, the Company financed its business activities primarily through the issuance of redeemable convertible preferred stock and accounts receivable financing.

During the prior fiscal year, the Company also financed its business activities primarily though the issuance of redeemable convertible preferred stock and accounts receivable financing.

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

Series B Redeemable Convertible Preferred Stock

    On November 24, 1999, the Company entered into a Series B Redeemable Convertible Preferred Stock Purchase Agreement providing for the private placement of 8,425,000 shares of a newly authorized series of preferred stock ("Series B Preferred"). The Company received net proceeds of $1,538,000 from the sale of 8,425,000 shares of Series B Preferred to thirty-three (33) private investors (all of whom were accredited investors as defined in Regulation D) pursuant to the Stock Purchase Agreement. The purchasers of Series B Preferred also received Common Stock purchase warrants exercisable for a cumulative total of 3,622,750 shares of the Company's Common Stock at an exercise price of $0.20 per share. These warrants were initially exercisable for a period of one year, commencing November 24, 1999. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

    In connection with the Series B financing, the Company paid a cash finder's fee in the approximate amount of $100,000. In addition, the finders received warrants exercisable for 498,750 shares of Common Stock at a price of $0.20 per share. These warrants were initially exercisable for a period of one year, commencing November 24, 1999.

    At a special stockholders meeting held on April 20, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of preferred stock. This amendment authorizes the Company's Board of Directors to issue preferred stock in one or more series on terms approved by the Board of Directors without the necessity of further action or approval by the stockholders. Pursuant to this authority, the Company's Board of Directors authorized the issuance of up to 8,425,000 shares of Series B Preferred Stock having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on November 23, 1999 (the "Series B Statement"). The following is a summary of certain terms of the Series B Preferred, and reference is made to the Series B Statement for a complete description of the rights and preferences of the Series B Preferred.

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

    The holders of Series B Preferred may tender their shares for redemption at a per share price equal to 150% of the liquidation preference in the event of a Change of Control (as defined in the Series B Statement). In addition, the Company may, at its option, redeem the Series B Preferred at a per share price equal to 150% of the liquidation preference in the event that, from and after November 24, 2000, the Common Stock trades above $0.75 per share for sixty (60) consecutive trading days.

    Purchasers of Series B Preferred are also parties to an Investor Rights Agreement which grants certain demand and "piggyback" registration rights. The holders of Series B Preferred, voting as a separate class, are entitled to elect one member of the Company's Board of Directors.

    During fiscal 2001, three investors converted 225,000 shares of Series B Preferred into 235,459 shares of the Company's Common Stock.

    On February 22, 2001, the Company sold and issued shares of Series C Preferred Stock pursuant to the terms of a Series C Convertible Preferred Stock Purchase Agreement. As a result of the sale and issuance of Series C Preferred, the Company was required by its Articles of Incorporation to make an adjustment to the Series B Preferred conversion price. The Series B Preferred conversion price was changed to $0.1846 from $0.20 as a result of the Series C Preferred financing. Thus, the holders of Series B Preferred will receive 1.08367 shares of the Company's Common Stock upon conversion of each share of Series B Preferred. In addition, a corresponding change to the exercise price for each share of the Company's Common Stock issuable to the Series B purchasers upon exercise of each Common Stock purchase warrant was required. Therefore, the per share exercise price under the Series B warrants was changed from $0.20 to $0.1846.

    On November 17, 2000 and February 9, 2001, the Company's Board of Directors extended the expiration date for each outstanding Series B warrant to February 21, 2001 and March 31, 2001, respectively. In connection with the Board of Director's latest extension to March 31, 2001, the Board authorized the Company to propose to each holder of outstanding warrants an extension of each warrant's expiration date to February 15, 2003 in exchange for the waiver of the warrant holder's demand registration rights under the Investors Rights Agreement for the Common Stock issuable under the exercise of the warrants. On March 23, 2001, the majority of the registrable securities, as defined in the Investors Rights Agreement, approved the Company's terms and conditions and the Series B warrants were extended to expire on February 15, 2003.

Series C Redeemable Convertible Preferred Stock

    On February 22, 2001, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement providing for the private placement of 943,500 shares of a newly authorized series of the Company's preferred stock ("Series C Preferred"). The Company received net proceeds of $837,000 from the sale of 943,500 Series of Series C Preferred to twenty-five (25) private investors pursuant to the Series C Preferred Stock Purchase Agreement. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

    In connection with the financing, the Company paid total costs of $106,500 in cash which included a finders fee of $58,975. In addition, 393,167 shares of the Company's Common Stock were issued as a finders fee and the charge for this share issue is included within the beneficial feature of $592,000 booked in connection to the preferred issue in the year.

    On February 9, 2001, the Company's Board of Directors authorized the issuance of up to 1,000,000 shares of Series C Preferred having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on February 16, 2001 (the "Series C Statement). The following is a summary of certain terms of the Series C Preferred, and reference is made to the Series C Statement for a complete description of the rights and preferences of the Series C Preferred.

    The Series C Preferred is not entitled to any fixed or guaranteed dividend. Upon a liquidation of the Company, the Series C Preferred is entitled to receive a distribution of $1.00 per share in preference to any distribution to holders of Common Stock or junior preferred stock. The approval of the holders of at least two-thirds of the outstanding shares of Series C Preferred is required for certain significant corporate actions, including mergers and sales of substantially all of the Company's assets.

    Each share of Series C Preferred is initially convertible into ten shares of the Company's Common Stock, subject to adjustment for recapitalizations, stock splits and similar events. Subject to certain exceptions, the Series C conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock without consideration or for a consideration per share less than the Series C conversion price as of the date of such issuance. The Series C Preferred automatically converts into Common Stock if after February 22, 2002, the average trading price of the Company's Common Stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 3,500,000 shares, if traded on a national securities exchange, or 5,000,000 shares if traded on NASDAQ or over-the-counter. The Series C Preferred also automatically converts into Common Stock in the event the Company completes an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

    The holders of Series C Preferred may tender their shares for redemption at a per share price equal to 150% of the liquidation preference in the event of a Change of Control as defined in the Series C Statement. In addition, the Company may, at its option, redeem the Series C Preferred at a per share price equal to 150% of the liquidation preference in the event that, from and after February 22, 2003, the Common Stock trades above $0.50 per share for sixty (60) consecutive trading days.

    Purchasers of Series C Preferred are also parties to an Investor Rights Agreement, which grants certain "piggyback" registration rights. The Series C Preferred holders, voting as a separate class, are entitled to elect one member of the Company's Board of Directors if the Series B holders no longer have a right to elect the Series B Director, or if Series B holders do not exercise such right.

    As a result of the Series C Preferred financing, Series B Preferred conversion price was changed to $0.1846 from $0.20.

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

    In December 1998, the Company's Board of Directors approved an additional subordinated promissory note and warrant financing in the principal amount of up to $500,000. The offering was for accredited investors only pursuant to Regulation D and Rule 506 thereunder. The notes accrued interest at 12% per annum and were due April 25, 1999 and each such note purchaser to receive warrants to purchase four shares of the Company's Common Stock exercisable at $0.375 per share for each dollar of principal loaned to the Company per year of the term of the note, pro-rated to the stated term of the note. Pursuant to this financing, one investor loaned $30,000 to the Company in November 1998, resulting in the issuance of warrants exercisable for a total of 50,000 shares of the Company's Common Stock. The warrants are exercisable for a period of five years. On April 25, 1999, the Company extended $170,000 notes payable for an additional six months under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 340,000 shares of the Company's Common Stock exercisable at $0.1875 per share were issued to the investors. On October 24, 1999, the Company extended $170,000 notes payable for an additional 36 days under the same terms and conditions except for a change in the exercise price of the issued warrants. In connection with this extension, warrants exercisable for 68,000 shares of the Company's Common Stock exercisable at $0.28125 were issued to the investors. The Company repaid the notes in December 1999 from proceeds of the Series B Preferred financing.

    Commencing in October 1998, the Company's officers and its Controller (a total of five persons) elected to voluntarily defer a portion of their salaries. These deferrals continued until October 1999, and the total amount deferred was $108,039. In October 1999, the Company's Board of Directors determined that the deferral should be discontinued and that the employees should be accorded the same treatment as that given to the lenders under the debt financing described in the preceding paragraph. Accordingly, in October 1999 the Company issued promissory notes to each of the employees in the principal amount of the amount deferred and bearing interest at the rate of 12% per annum. In addition, the employees were issued warrants exercisable for the purchase of a cumulative total of 108,039 shares of the Company's Common Stock. The warrants are exercisable for a period of five years at an exercise price of $0.28125 per share. In December 1999, a total of $48,328 was paid on these notes and the entire remaining balance was repaid in full on January 2000. There were no deferred salaries in fiscal 2001.

Accounts Receivable Financing

    In July 1998, the Company extended for an additional year an agreement to provide $1 million revolving line of credit at an advance rate of 75% of eligible accounts receivable. In August 1999, the Company entered into an agreement with a new lender for one year to provide $1 million revolving line of credit at an advance rate of 80% of eligible accounts receivable. This financing agreement was renewed in August 2000 with the same terms and conditions for an additional one year. On March 31, 2001, the credit facility provided $603,000 cash collateralized with $1,251,000 accounts receivable and, for the prior fiscal year, $354,000 cash collateralized with $1,313,000 accounts receivable, both of which were net of the Santa Ana Division's accounts receivable.

Fiscal Year 2001 Liquidity Outlook

    The Company requires significant working capital to fund its business, particularly to finance accounts receivable and for capital expenditures. The Company's future cash requirements will depend on many factors, including the extent of spending by its customers to support product development efforts, expansion of sales efforts, and market acceptance of the Company's technology. The Company believes that its current cash position and asset-based line of credit will be sufficient to meet its working capital and capital expenditures requirements through March 2002. To the extent that the Company's existing resources, together with future earnings are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. There can be no assurance that such additional funding will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the continued operation of the Company's business in the future periods.

The Company is currently not profitable and has an accumulated deficit.

    The Company experienced a net loss of $1,119,000 before beneficial conversion and a net loss available to common stockholders after beneficial conversion of $1,711,000 for the fiscal year ended 2001 due to a reduction in the Company's core Parts Now business. The Company's accumulated deficit is $13,735,000 at March 31, 2001. Although the Company's DSPC revenue grew significantly in fiscal year 2001, this growth may not be sustainable or indicative of actual future results of operations.

Item 7.  Financial Statements

    See "Financial Statements and Notes to Financial Statements" set forth on pages 21 through 38 of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
              of the Exchange Act

    The Company will file a definitive proxy statement ("Proxy Statement") relating to its 2001 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

Item 13.  Exhibits and Reports on Form 8-K

(a)
Exhibits:  The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Share Exchange Agreement and Amendments(1)
2.2	M.I.T. Share Acquisition Agreement(1)
2.3	Escrow Agreement(1)
3.1	Articles of Incorporation of Soligen Technologies, Inc.(1)
3.2	Bylaws of Soligen Technologies, Inc.(1)
3.3	First Amendment to Bylaws(2)
3.4	Second Amendment to Bylaws(5)
4.1	Statement of Rights and Preferences of Series B Preferred Stock(7)
4.2	Series B Preferred Stock Purchase Agreement(7)
4.3	Series B Investor Rights Agreement(7)
4.4	Series B Conversion Agreement(7)
4.5	Series B Common Stock Purchase Warrant(7)
4.6	Statement of Rights and Preferences of Series C Preferred Stock(8)
4.7	Series C Preferred Stock Purchase Agreement(8)
4.8	Series C Investor Rights Agreement(8)

10.1	License Agreement and Amendments(1)
10.2	Amendment to M.I.T. License Agreement(3)
10.3	Consulting Agreement between the Registrant and Kenneth T Friedman(4)
10.4	1993 Stock Option Plan(1)
10.5	Amendment to Stock Option Plan, increasing shares to 6,5000,000(9)
11.1	Computation of Net Loss Per Share
21.1	Subsidiary of the Registrant(6)
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Public Accountants
24.1	Power of Attorney of Dr. Mark W. Dowley
24.2	Power of Attorney of David Hadley
24.3	Power of Attorney of Patrick J. Lavelle

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

(6)
Incorporated by reference to Form 10-KSB filed by the Company on June 29, 1999.

(7)
Incorporated by reference to Form 8-K filed by the Company on December 16, 1999.

(8)
Incorporated by reference to Form 8-K filed by the Company on March 9, 2001.

(9)
Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-46862) filed by the Company on September 28, 2000.

(b) Reports on Form 8-K

    The Company filed a current report on Form 8-K on March 9, 2001 reporting that the Company completed a private placement on February 22, 2001 in the amount of $943,500 for 943,500 shares of a newly authorized Series C Preferred Stock.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Soligen Technologies, Inc.

    We have audited the accompanying consolidated balance sheet of Soligen Technologies, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soligen Technologies, Inc. and subsidiary as of March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 22, 2001

SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2001

ASSETS
Current assets
Cash	$795,000
Accounts receivable, net of allowance for doubtful accounts of $150,000	1,129,000
Inventories	57,000
Prepaid expenses and other current assets	40,000

Total current assets	2,021,000
Property, plant and equipment, net	390,000
Other assets	42,000

Total assets	$2,453,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of notes payable and revolving line of credit	$615,000
Accounts payable	221,000
Accrued payroll and related expenses	191,000
Accrued expenses	303,000
Deferred revenue	72,000

Total current liabilities	1,402,000
Notes payable and revolving line of credit, less current portion	12,000

Total liabilities	1,414,000

Commitments and contingencies
Series B, redeemable preferred stock, no par value 8,425,000 shares authorized; 8,200,000, issued and outstanding	1,497,000
Series C, redeemable preferred stock, no par value 943,500 shares authorized, issued and outstanding	837,000
Stockholders' deficit
Common stock, no par value 90,000,000 shares authorized 37,011,680 issued and outstanding	12,440,000
Accumulated deficit	(13,735,000)

Total stockholders' deficit	(1,295,000)

Total liabilities and stockholders' deficit	$2,453,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31,

	2001	2000
Revenues	$6,737,000	$7,153,000
Cost of revenues	4,629,000	5,085,000

Gross profit	2,108,000	2,068,000

Expenses
Research and development	1,478,000	1,160,000
Selling	748,000	698,000
General and administrative	939,000	966,000

Total expenses	3,165,000	2,824,000

Loss from operations	(1,057,000)	(756,000)

Other income (expense)
Interest income	9,000	34,000
Interest expense	(81,000)	(189,000)
Other	12,000	4,000

Total other income (expense)	(60,000)	(151,000)

Loss before provision for income taxes and beneficial conversion	(1,117,000)	(907,000)
Provision for income taxes	2,000	2,000

Loss before beneficial conversion	(1,119,000)	(909,000)
Beneficial conversion feature granted on preferred stock	(592,000)	(139,000)

Net loss available to common stockholders	$(1,711,000)	$(1,048,000)

Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted-average shares outstanding	36,472,859	33,826,748

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31,

	Series A Preferred Stock		Common Stock
					Accumulated Deficit
	Shares	Amount	Shares	Amount		Total
Balance, March 31, 1999	2,000	$1,000,000	32,682,338	$10,500,000	$(10,976,000)	$524,000
Conversion of Series A preferred stock to common stock	(2,000)	(1,000,000)	2,372,388	1,000,000		—
Issuance of common stock as a beneficial conversion upon conversion of Series A preferred stock			404,697	139,000		139,000
Conversion of warrants to common stock			870,031			—
Non-employee stock options issued				73,000		73,000
Warrants issued for bridge note financing				76,000		76,000
Net loss					(1,048,000)	(1,048,000)

Balance, March 31, 2000			36,329,454	11,788,000	(12,024,000)	(236,000)
Issuance of common stock under employee stock option plan			53,600	17,000		17,000
Issuance of common stock upon conversion of Series B preferred stock			235,459	43,000		43,000
Issuance of common stock in connection with Series C preferred stock financing			393,167	62,000		62,000
Beneficial conversion feature granted on Series C preferred stock				530,000		530,000
Net loss					(1,711,000)	(1,711,000)

Balance, March 31, 2001	—	$—	37,011,680	$12,440,000	$(13,735,000)	$(1,295,000)

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31,

	2001	2000
Cash flows from operating activities
Loss before beneficial conversion	$(1,119,000)	$(909,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	190,000	362,000
Provision for doubtful accounts	6,000	24,000
Non-cash interest expense	—	76,000
Non-cash compensation expense	—	73,000
(Increase) decrease in
Accounts receivable	111,000	(453,000)
Inventories	9,000	55,000
Prepaid expenses	20,000	1,000
Other current assets	(1,000)	—
Increase (decrease) in
Accounts payable	(86,000)	(2,000)
Accrued payroll and related expenses	(27,000)	(48,000)
Accrued expenses	96,000	(42,000)
Deferred revenue	11,000	28,000

Net cash used in operating activities	(790,000)	(835,000)

Cash flows from investing activities
Purchase of property, plant, and equipment	(33,000)	(357,000)

Net cash used in investing activities	(33,000)	(357,000)

Cash flows from financing activities
Net payments on capital lease obligations	—	(15,000)
Payments on notes payable	—	(219,000)
Net borrowings under revolving line of credit	249,000	(41,000)
Issuance of common stock under employee stock option plan	17,000	—
Proceeds from the issuance of notes payable	—	15,000
Issuance of preferred stock, net of costs	837,000	1,538,000

Net cash provided by financing activities	1,103,000	1,278,000

Net increase in cash	280,000	86,000
Cash, beginning of year	515,000	429,000

Cash, end of year	$795,000	$515,000

	2001	2000
Supplemental disclosures of cash flow information
Interest paid	$82,000	$113,000

Income taxes paid	$2,000	$2,000

Supplemental schedule of non-cash investing and financing activities

    During the year ended March 31, 2001, the Company recorded a beneficial conversion of $592,000 in relation to the issuance of Series C preferred stock.

    During the year ended March 31, 2000, the Company recorded a beneficial conversion of $139,000 in relation to the issuance of Series A preferred stock.

    During the year ended March 31, 2000, the Company recorded a non-cash compensation expense of $73,000.

    During the year ended March 31, 2000, the Company recorded a non-cash interest expense of $76,000.

    During the year ended March 31, 2000, the Company entered into a capital lease agreement for property, plant and equipment for $15,860.

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

NOTE 1—NATURE OF BUSINESS AND ORGANIZATION

    Soligen Technologies, Inc. is a Wyoming corporation that has operated through its wholly owned subsidiary, Soligen, Inc. and its branch, Soligen Santa Ana Division (collectively, the "Company"). Soligen, Inc. is located in Northridge, California and was founded to develop and commercialize a technology for creating metal parts and tooling from computer designs. This technology, Direct Shell Production Casting ("DSPC®"), is based on "Three Dimensional Printing" ("3DP"), a patented process licensed exclusively to Soligen, Inc. by the Massachusetts Institute of Technology ("M.I.T.").

  Delisting of Common Stock

    On May 24, 1999, the American Stock Exchange (the "AMEX") notified the Company that its common stock listed on the Emerging Company Marketplace was to be delisted. The Company did not meet the AMEX's guidelines of stockholders' equity above $2,000,000, and the per share market price of its common stock was not above $1.00. As a result of the action taken by the AMEX, the last day of trading of the Company's common stock on the AMEX under the symbol SGT was September 3, 1999. The Company's common stock began trading on the Over-the-Counter Bulletin Board on September 7, 1999 under the symbol SGTN. On March 3, 2000, the Company approved plans to delist its common shares from trading on the Canadian Venture Exchange. The Company acted to delist its shares because of the very low volume trading in that market. The last day of trading for the Company's common stock on the Canadian Venture Exchange was April 28, 2000.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Credit Risk

    The Company does not obtain collateral to secure its accounts receivable, but evaluates balances due to them on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary. As of March 31, 2001, two customers represented 16% and 11% of accounts receivable, which were considered to be fully recoverable. These customers represented 15% and 10% of revenues for the year ended March 31, 2001. As of March 31, 2000, two customers represented 39% and 13% of accounts receivable. These customers represented 16% and 10% of revenues for the year ended March 31, 2000.

  Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Inventories

    Inventories include raw materials and parts, work in process, and finished goods and are stated at the lower of cost or market on a first-in, first-out basis.

  Property, Plant, and Equipment

    Property, plant, and equipment, including capitalized leases, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated lives of the assets as follows:

Plant machinery and equipment	5 years
DSPC® machines	2 to 3 years
Computer equipment	3 to 5 years
Printheads	3 years
Office furniture and fixtures	3 to 5 years
Leasehold improvements	lesser of asset life or term of lease

  Deferred Revenue

    Maintenance and license revenues are recognized using the straight-line method over the term of the agreement, which is generally over a period of 12 months.

  Fair Value of Financial Instruments

    The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and revolving line of credit and the Series C, redeemable preferred stock also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

  Income Taxes

    The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Net Loss Per Share

    The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company had a net loss for the years ended March 31, 2001 and 2000, basic and diluted loss per share are the same.

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

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB 101 on the Company; however, management does not expect the application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

    In March, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

    In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89 and 121." This statement is not applicable to the Company.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 3—CASH

    The Company maintains cash balances at financial institutions located in California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated to $434,951 and $327,819 at March 31, 2001 and 2000, respectively.

NOTE 4—INVENTORIES

    Inventories at March 31, 2001 consisted of the following

Raw materials and parts	$47,000
Work in process	8,000
Finished goods	2,000

Total	$57,000

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at March 31, 2001 consisted of the following:

Plant machinery and equipment	$1,216,000
DSPC® machines	1,048,000
Computer equipment	207,000
Printheads	151,000
Office furniture and fixtures	92,000
Leasehold improvements	45,000

2,759,000
Less accumulated depreciation and amortization	2,369,000

Total	$390,000

Depreciation expense was $190,000 and $362,000 at March 31, 2001 and March 31, 2000, respectively.

NOTE 6—NOTES PAYABLE AND REVOLVING LINE OF CREDIT

    Notes payable and revolving line of credit at March 31, 2001 consisted of the following:

Revolving line of credit, secured by certain assets, bearing interest at the bank's prime rate (8% at March 31, 2001), plus 3%	$603,000
Note to finance company, bearing interest at 0.9%, due June 2001	2,000
Note to finance company, bearing interest at 9.05%, due July 2004	22,000

627,000
Less current portion	615,000

Long-term portion	$12,000

    Notes payable and revolving line of credit mature as follows:

Year Ending March 31,
2002	$615,000
2003	9,000
2004	3,000

Total	$627,000

    On August 8, 1999, the Company obtained a $1,000,000 revolving line of credit from a new commercial lender. The credit facility provides for the advance rate of 80% of eligible accounts receivable. As of March 31, 2001, the Company had an outstanding balance of approximately $603,000. This line of credit replaced the original revolving line of credit first obtained on July 8, 1997, which was paid in full on August 8, 1999.

NOTE 7—COMMITMENTS AND CONTINGENCIES

  Operating Leases

    The Company leases certain property, plant, and equipment under operating lease agreements. The leases expire at various dates through 2005. Future minimum lease payments under non-cancelable operating lease obligations at March 31, 2001 were as follows:

Year Ending March 31,	Operating Lease
2002	$185,000
2003	86,000
2004	67,000
2005	17,000

Total minimum lease payments	$355,000

    Rent expense was $170,000 for both of the years ended March 31, 2001 and 2000, respectively.

  M.I.T. License

    Soligen, Inc. and M.I.T. entered into an agreement under which M.I.T. granted Soligen, Inc. an exclusive license to develop, manufacture, market, and sell products utilizing technology and processes patented by M.I.T. in the metal casting field of use. The terms of the agreement state that Soligen, Inc., with other licenses of the M.I.T. and 3DP technology, must share the cost of any fees incurred by M.I.T. for the prosecution, filing, and maintenance of all patent rights.

    Under the terms of the agreement, as amended, Soligen, Inc. is required to generate the following minimum cumulative net sales levels:

Year Ending March 31,
2002	$6,000,000
2003	$8,000,000
2004 and each year thereafter	$10,000,000

    The Company has met all of the conditions to maintain its license and the exclusivity. For the rights, privilege, and license granted under the license, the Company pays royalties and fees to M.I.T. until the license is terminated.

    Beginning with the calendar year 2000 and in each year thereafter, if the Company does not pay M.I.T. at least $50,000 in royalty payments, the Company shall within 30 days of the end of the calendar year pay to M.I.T. the difference between $50,000 and the amount paid to M.I.T. during the preceding year.

NOTE 8—CONVERTIBLE REDEEMABLE PREFERRED STOCK

  Series B Convertible Redeemable Preferred Stock

    On November 24, 1999, the Company entered into a Series B redeemable preferred stock purchase agreement for the private placement of 8,425,000 shares. Each share of Series B preferred stock is initially convertible into one share of the Company's common stock or will automatically convert into common stock in the event the average trading price of the Company's common stock over 60 consecutive trading days is greater than $1.00 per share. The Series B preferred stockholders may tender their shares for redemption upon the completion of an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a price of at least $1.00 per share.

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

    During fiscal 2001, three investors converted 225,000 shares of Series B preferred shares into 235,459 shares of the Company's common stock.

    As a result of the Series C preferred stock financing, Series B preferred stock conversion price was changed from $0.1846 from $0.20. The holders of Series B preferred stock will therefore receive 1.08367 shares of the Company's common stock upon conversion of each share of Series B preferred stock. In addition, a corresponding change to the exercise price for each share of the Company's common stock issuable to the Series B preferred stock purchasers upon exercise of each common stock purchase warrant was required. Therefore, the new pre-share exercise price under the warrant has been changed from $0.20 to $0.1846.

    On November 17, 2000 and February 9, 2001, the Company's Board of Directors extended the expiration date for each outstanding Series B Warrant to February 21, 2001 and March 31, 2001, respectively. In connection with the Board of Director's latest extension to March 31, 2001, the Board authorized the Company to propose to each holder of outstanding warrants an extension of each warrant's expiration date to February 15, 2003 in exchange for the waiver of the warrant holder's demand registration rights under the Investors Rights Agreement for the common stock issuable under the exercise of the warrants. On March 23, 2001, the majority of the registrable securities, as defined in the Investors Rights Agreement, approved the Company's terms and conditions and the Series B warrants were extended to expire on February 15, 2003.

  Series C Convertible Redeemable Preferred Stock

    On February 22, 2001, the Company entered into a Series C redeemable preferred stock purchase agreement for the private placement of 943,500 shares of a newly authorized series of the Company's preferred stock. Each share of Series C preferred stock is initially convertible into ten shares of the Company's common stock or will automatically convert into common stock in the event the average trading price of the Company's common stock over 60 consecutive trading days is greater then $1.00 per share. The Series C preferred stockholders may tender their shares for redemption upon the completion of an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a price of at least $1.00 per share.

    During the year ended March 31, 2001, the Company received net proceeds of $837,000 for the sale of 943,500 Series C preferred shares. The Company has allocated a portion of the proceeds equal to the fair market value of the common stock to the issuance of the common shares. Additionally, the Company has recorded a dividend to the preferred holders of $592,000 related to the benefit received by those holders. This amount is reflected as an increase in the net loss available to the common stockholders.

NOTE 9—STOCKHOLDERS' DEFICIT

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

    During the year ended March 31, 2000, the Company issued a total of 53,600 shares for total proceeds of $17,000 in connection with the exercise of stock options under the employee stock option plan.

NOTE 10—STOCK OPTIONS AND SHARES

  Stock Option Plan

    The Company has a stock option plan that provides for incentive and non-incentive stock options to employees, officers, directors, and consultants responsible for the success of the Company. The aggregate number of shares that may be issued under this plan amounts to 6,500,000.

    Incentive stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Options are generally exercisable in fourths, commencing one year after the grant date and on the second, third, and fourth anniversaries of the grant date.

    Information regarding the Company's option plan for the years ended March 31, 2001 and 2000 is summarized as follows:

	Shares Under Options	Weighted- Average Exercise Price
Balance March 31, 1999	4,375,000	$0.48
Canceled	(115,000)	$0.62

Balance, March 31, 2000	4,260,000	$0.47
Granted	475,000	$0.41
Exercised	(54,000)	$0.31
Canceled	(221,000)	$0.33

Balance, March 31, 2001	4,460,000	$0.47

Exercisable, March 31, 2001	3,416,000	$0.50

    The weighted-average remaining contractual life of the options outstanding at December 31, 2000 is 6.7 years. The exercise prices for the options outstanding at March 31, 2001 ranged from $0.31 to $1.40, and information relating to these options is as follows:

Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options Outstanding	Weighted- Average Exercise Price of Options Exercisable
$0.31	2,540,000	1,903,000	7.8 years	$0.31	$0.31
$0.41	435,000	28,000	9.2 years	$0.41	$0.41
$0.64	400,000	400,000	2.0 years	$0.64	$0.64
$0.75	1,025,000	1,025,000	4.9 years	$0.75	$0.75
$1.40	60,000	60,000	2.6 years	$1.40	$1.40

	4,460,000	3,416,000

The Company accounts for stock options granted to non-employees in accordance with SFAS No. 123, which requires that non-cash compensation expense be recognized over the expected period of benefit. As a result, the Company recorded compensation expense of $73,000 during the year ended March 31, 2000 which is included in the accompanying statements of operations.

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

	2001	2000
Net loss available to common stockholders
As reported	$(1,649,000)	$(1,048,000)
Pro forma	$(1,689,000)	$(1,048,000)
Basic and diluted loss available to common stockholders per common share
As reported	$(0.05)	$(0.03)
Pro forma	$(0.05)	$(0.03)

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

  Warrants

    Information regarding the Company's warrants outstanding for the years ended March 31, 2001 and 2000 is summarized as follows:

	Shares Under Warrant	Weighted- Average Exercise Price
Balance March 31, 1999	5,488,255	$1.07
Granted	4,687,539	$0.20
Exercised	(1,228,266)	$0.20
Expired	(3,296,755)	$1.43

Balance March 31, 2000	5,650,773	$0.30
Adjustment to Series B expiration and price		$(0.02)
Expired	(521,500)	$0.55

Balance, March 31, 2001	5,129,273	$0.27

Exercisable, March 31, 2001	5,129,273	$0.27

    A summary of the common stock purchase warrants as of March 31, 2001 is summarized as follows:

Class	Exercise Price	Expiration Date	Number of Warrants
Convertible	$0.31	12/12/06	500,000
Convertible	$0.31	11/01/02	50,000
Convertible	$0.28	10/19/04	108,039
Bridge	$0.50	12/11/02	630,000
Bridge	$0.50	07/26/03	210,000
Bridge	$0.38	10/24/03	280,000
Bridge	$0.38	04/24/03	50,000
Bridge	$0.19	04/25/04	340,000
Bridge	$0.28	10/23/04	68,000
Series B	$0.18	02/15/03	2,893,234

Total			5,129,273

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

    No warrants were issued during the year ended March 31, 2001.

NOTE 12—INCOME TAXES

    The tax effects of temporary differences which give rise to the deferred tax provision (benefit) at March 31, 2001 consisted of the following:

Deferred tax assets
Net operating loss carryforward	$4,314,000
Vacation accrual	30,000
Unicap	1,000
Allowance for bad debts	60,000
Inventory reserves	27,000
Deferred tax liabilities
Depreciation and amortization	(180,000)

Total net deferred tax assets	4,252,000
Valuation allowance	4,252,000

Total	$—

    There is no assurance that the Company will be profitable in future periods; therefore, a valuation allowance has been recognized for the full amount of the deferred tax assets for the year ended March 31, 2001. As of March 31, 2001, the Company has federal and state income tax operating loss carryforwards of approximately $12,000,000 and $3,300,000, respectively, which expire through 2016. Under Section 382 of the Internal Revenue Code, the availability of net operating loss and credit carryforwards may be reduced in the event of a greater than 50% change in ownership over a three-year period. In the event that such a change is deemed to have occurred, the Company's use of net operating losses and credits may be limited.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGEN TECHNOLOGIES, INC. (Registrant)
By:	/s/ YEHORAM UZIEL Yehoram Uziel, President, CEO, Director and Chairman of the Board
Date:	June 22, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ YEHORAM UZIEL Yehoram Uziel	President, CEO, Director and Chairman of the Board (principal executive officer)	June 22, 2001
By:	/s/ ROBERT KASSEL Robert Kassel	Chief Financial Officer (principal financial officer and principal accounting officer)	June 22, 2001
By:	*/s/ DR. MARK W. DOWLEY Yehoram Uziel	Director	June 22, 2001
By:	*/s/ DAVID HADLEY David Hadley	Director	June 22, 2001
By:	*/s/ PATRICK J. LAVELLE Patrick J. Lavelle	Director	June 22, 2001
By:	*/s/ YEHORAM UZIEL Yehoram Uziel	Attorney-In-Fact	June 22, 2001

QuickLinks

PART I
  Item 1. Description of Business
  Item 2. Description of Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securities Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7. Financial Statements
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
SIGNATURES