Form 10QSB
period 2001-06-30
SOLIGEN TECHNOLOGIES INC
filed 2001-08-14
CIK 916460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-12694

SOLIGEN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

WYOMING	95-4440838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19408 Londelius Street
Northridge, California 91324
(Address of principal executive offices, including zip code)

(818) 718-1221
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒      No  ☐

Number of shares of issuer’s Common Stock outstanding as of August 10, 2001: 37,111,680

Transitional Small Business Disclosure Format:      Yes  ☐      No  ☒

SOLIGEN TECHNOLOGIES, INC.
FORM 10-QSB

PART I:    FINANCIAL INFORMATION

Item 1:    Consolidated Financial Statements

SOLIGEN TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	March 31,
	2001	2001

	(unaudited)
ASSETS
Current assets
Cash	$347,000	$795,000
Accounts receivable, net	837,000	1,129,000
Inventories	82,000	57,000
Prepaid expenses and other current assets	119,000	40,000

Total current assets	1,385,000	2,021,000
Property, plant and equipment	2,769,000	2,759,000
Less: allowance for depreciation and amortization	2,421,000	2,369,000

Net property, plant and equipment	348,000	390,000
Other assets	30,000	42,000

Total assets	$1,763,000	$2,453,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of notes payable and revolving line of credit	$357,000	$615,000
Trade accounts payable	279,000	221,000
Accrued payroll and related expenses	231,000	191,000
Accrued expenses	276,000	303,000
Deferred revenue	72,000	72,000

Total current liabilities	1,215,000	1,402,000

Notes payable and revolving line of credit, less current portion	8,000	12,000

Total liabilities	1,223,000	1,414,000

Series B, redeemable preferred stock, no par value 8,425,000 shares authorized; 8,200,000, issued and outstanding	1,497,000	1,497,000

Series C, redeemable preferred stock, no par value 943,500 shares authorized, 933,500 and 943,500 issued and outstanding at June 30, 2001 and March 31, 2001, respectively	828,000	837,000

Total redeemable preferred stock	2,325,000	2,334,000

Stockholders' deficit
Common stock, no par value 90,000,000 shares authorized 37,111,680 and 37,011,680 shares issued and outstanding at June 30, 2001 and March 31, 2001, respectively	12,449,000	12,440,000
Accumulated deficit	(14,234,000)	(13,735,000)

Total stockholders' deficit	(1,785,000)	(1,295,000)

Total liabilities and stockholders' deficit	$1,763,000	$2,453,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended
	June 30,

	2001	2000

Revenues	$1,113,000	$1,592,000

Cost of revenues	930,000	1,207,000

Gross profit	183,000	385,000

Operating expenses
Research and development	319,000	389,000
Selling.	164,000	167,000
General and administrative	187,000	242,000

Total operating expenses	670,000	798,000

Loss from operations	(487,000)	(413,000)

Other income (expense)
Interest income	2,000	4,000
Interest expense	(14,000)	(15,000)
Other	2,000	10,000

Total other income (expense)	(10,000)	(1,000)

Loss before provision for income taxes	(497,000)	(414,000)
Provision for income taxes	2,000	2,000

Net loss	$(499,000)	(416,000)

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(499,000)	$(416,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52,000	44,000
Provision for doubtful accounts	(5,000)	(5,000)
(Increase) decrease in
Accounts receivable	297,000	317,000
Inventories	(25,000)	(76,000)
Prepaid expenses	(79,000)	(6,000)
Other current assets	12,000	(7,000)
Increase (decrease) in
Accounts payable	58,000	(26,000)
Accrued payroll and related expenses	40,000	53,000
Accrued expenses	(27,000)	42,000
Deferred revenue	—	5,000

Net cash used in operating activities	(176,000)	(75,000)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(10,000)	(17,000)

Net cash used in investing activities	(10,000)	(17,000)

Cash flows from financing activities:
Payments on notes payable	(14,000)	(6,000)
Net payments under revolving line of credit	(319,000)	—
Proceeds from the issuance of notes payable	71,000	—
Proceeds from issuance of common stock	—	17,000

Net cash (used in) provided by financing activities	(262,000)	11,000

Net decrease in cash	(448,000)	(81,000)

Cash, beginning of year	795,000	515,000

Cash, end of year	$347,000	$434,000

The accompanying notes are an integral part of these financial statements

SOLIGEN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Basis of Presentation

The financial information included herein for the three month period ended June 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of March 31, 2001, is derived from Soligen Technologies, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2001 Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Accounting Policies

Reference is made to Note 1 of Notes to Financial Statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 for the summary of significant accounting policies.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  Inventories consist of the following:

June 30, 2001

Raw materials and parts	$71,000
Work in process	10,000
Finished goods	1,000

Total inventories	$82,000

Deferred Revenue

Deferred revenue relates to the DSPC technology profit center.  The deferred revenue related to machine revenue results mainly from the Company’s issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.  Maintenance and license revenues are recognized using the straight-line method over the term of the agreement, which is generally over a period of 12 months.

Debt

             Notes payable and revolving line of credit at June 30, 2001 consisted of the following:

Revolving line of credit, secured by certain assets, bearing interest at the bank’s prime rate (6.75% at June 30, 2001), plus 3%	$284,000
Note to finance company, bearing interest at 6.5%, due October 2001	71,000
Note to finance company, bearing interest at 9.05%, due July 2004	10,000

365,000
Less current portion	357,000

Long-term portion	$8,000

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

At a special stockholders meeting held on April 20, 1998, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of preferred stock. This amendment authorizes the Company’s Board of Directors to issue preferred stock in one or more series on terms approved by the Board of Directors without the necessity of further action or approval by the stockholders. Pursuant to this authority, the Company’s Board of Directors authorized the issuance of up to 8,425,000 shares of Series B Preferred Stock having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on November 23, 1999 (the “Series B Statement”).  The following is a summary of certain terms of the Series B Preferred, and reference is made to the Series B Statement for a complete description of the rights and preferences of the Series B Preferred.

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

During fiscal 2001, three investors converted 225,000 shares of Series B Preferred into 235,459 shares of the Company’s Common Stock.

On February 22, 2001, the Company sold and issued shares of Series C Preferred Stock pursuant to the terms of a Series C Convertible Preferred Stock Purchase Agreement.  As a result of the sale and issuance of Series C Preferred, the Company was required by its Articles of Incorporation to make an adjustment to the Series B Preferred conversion price.  The Series B Preferred conversion price was changed to $0.1846 from $0.20 as a result of the Series C Preferred financing.  Thus, the holders of Series B Preferred will receive 1.08367 shares of the Company’s Common Stock upon conversion of each share of Series B Preferred.  In addition, a corresponding change to the exercise price for each share of the Company’s Common Stock issuable to the Series B purchasers upon exercise of each Common Stock purchase warrant was required.  Therefore, the per share exercise price under the Series B warrants was changed from $0.20 to $0.1846.

On November 17, 2000 and February 9, 2001, the Company’s Board of Directors extended the expiration date for each outstanding Series B warrant to February 21, 2001 and March 31, 2001, respectively.  In connection with the Board of Director’s latest extension to March 31, 2001, the Board authorized the Company to propose to each holder of outstanding warrants an extension of each warrant’s expiration date to February 15, 2003 in exchange for the waiver of the warrant holder’s demand registration rights under the Investors Rights Agreement for the Common Stock issuable under the exercise of the warrants.  On March 23, 2001, the majority of the registrable securities, as defined in the Investors Rights Agreement, approved the Company’s terms and conditions and the Series B warrants were extended to expire on February 15, 2003.

             Series C Redeemable Convertible Preferred Stock

On February 22, 2001, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement providing for the private placement of 943,500 shares of a newly authorized series of the Company’s preferred stock (“Series C Preferred”).  The Company received net proceeds of $837,000 from the sale of 943,500 Series of Series C Preferred to twenty-five (25) private investors pursuant to the Series C Preferred Stock Purchase Agreement. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

In connection with the financing, the Company paid total costs of $106,500 in cash which included a finders fee of $58,975.  In addition, 393,167 shares of the Company’s Common Stock were issued as a finders fee and the charge for this share issue is included within the beneficial feature of $592,000 booked in connection to the preferred issue in the year.

On February 9, 2001, the Company’s Board of Directors authorized the issuance of up to 1,000,000 shares of Series C Preferred having rights and preferences as set forth in a Statement of Rights and Preferences filed with the Secretary of State of Wyoming on February 16, 2001 (the “Series C Statement).  The following is a summary of certain terms of the Series C Preferred, and reference is made to the Series C Statement for a complete description of the rights and preferences of the Series C Preferred.

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

Each share of Series C Preferred is initially convertible into ten shares of the Company’s Common Stock, subject to adjustment for recapitalizations, stock splits and similar events.  Subject to certain exceptions, the Series C conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock without consideration or for a consideration per share less than the Series C conversion price as of the date of such issuance.  The Series C Preferred automatically converts into Common Stock if after February 22, 2002, the average trading price of the Company’s Common Stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 3,500,000 shares, if traded on a national securities exchange, or 5,000,000 shares if traded on NASDAQ or over-the-counter.  The Series C Preferred also automatically converts into Common Stock in the event the Company completes an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

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

Purchasers of Series C Preferred are also parties to an Investor Rights Agreement, which grants certain “piggyback” registration rights.  The Series C Preferred holders, voting as a separate class, are entitled to elect one member of the Company’s Board of Directors if the Series B holders no longer have a right to elect the Series B Director, or if Series B holders do not exercise such right.

As a result of the Series C Preferred financing, Series B Preferred conversion price was changed to $0.1846 from $0.20.

Item 2:    Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-QSB contains certain forward-looking statements.  Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by or include the words, “believes,” “anticipates,” “plans,” “expects,” “may,” “should” or other similar expressions are forward-looking statements.  These forward-looking statements are subject to a number of risks and uncertainties. including, among others (i) customer acceptance of the Company's "one stop shop" Parts Now program; (ii) the possible emergence of competing technologies; and (iii) the Company's ability to obtain additional financing required to support its projected revenue growth.  Actual results could differ materially from these forward-looking statements.  In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-QSB will in fact transpire.  The Company disclaims any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the accompanying Financial Statements of Soligen Technologies, Inc. and its wholly-owned subsidiary Soligen, Inc. (“Soligen”) (collectively referred to herein as the “Company”) including the notes thereto, included elsewhere in this Quarterly Report.

Overview

The Company holds an exclusive world-wide license from M.I.T. until October 1, 2006 to develop, manufacture, market and sell products utilizing certain patented technology and processes for the production of ceramic casting molds for casting metal parts.  The license continues on a non-exclusive basis thereafter until the expiration of the last patent relating to the licensed technology.  The exclusive period may be extended by mutual agreement of both parties.

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

Results of Operations

Revenues for the three months ended June 30, 2001 and 2000 were as follows:

	Three Months Ended
	June 30,

	2001	2000

Parts Now®	$424,000	$1,101,000
DSPC® production	545,000	239,000
Conventional production parts	144,000	252,000

Total revenues	$1,113,000	$1,592,000

Revenues for the quarter ended June 30, 20001 were $1,113,000, a decrease of 30% compared to $1,592,000 in the quarter ended June 30, 2000.  Compared to the comparable three-month period a year ago, combined revenues for Parts Now and DSPC production decreased 28% to $969,000 from $1,340,000.  Parts Now revenues decreased $677,000 or 62% to $424,000 in the quarter ended June 30, 2001 from $1,101,000 in the comparable quarter a year ago.  Management believes the disproportionate decrease in Parts Now revenues was the result of the slowdown in the automobile industry causing a reduction in customer’s programs to be either delayed or cancelled.  This reduction in orders began during the quarter ended March 31, 2001 and continued a sharp decline during the quarter ended June 30, 2001.  The DSPC production product line increased 128% or $306,000 to $545,000 in the quarter ended June 30, 2001 from $239,000 in the quarter ended June 30, 2000.  Customers continued to order low volume prototype parts but did not follow with short run production, i.e., Parts Now, wherein they are required to pay for nonrecurring engineering/tooling as well as bridging/short run volume parts.  Compared to the comparable three-month period a year ago, conventional production parts revenues (Santa Ana division) decreased 43% or $108,000 to $144,000 from $252,000.  Management believes this decrease was the result of several factors including a slowdown in the Southern California market segment for cast parts and greater than average revenues for the quarter ended June 30, 2000.

Gross profit for the quarter ended June 30, 2001 was $183,000 or 16% as compared to $385,000 or 24% in the quarter ended June 30, 2000.  The decrease in gross profit was primarily the result of a decrease in revenues partially offset by reduced scrap and reduction of outside services.  A substantial contribution to the decline in gross profit is direct labor costs, which most companies consider variable, is fixed because of the high investment in training.

Research and development expenses decreased 18% to $319,000 for the quarter ended June 30, 2001 compared to $389,000 for the similar quarter ended last year.  Research and development costs are primarily incurred as a result of efforts to expand existing product lines. The decrease was the result of planned reductions in personnel that occurred during the last six months of fiscal 2001.

Selling expenses decreased to $164,000 for the quarter ended June 30, 2001 from $167,000 in the similar quarter last year.

General and administrative expenses decreased 23% to $187,000 for the quarter ended June 30, 2001 from $242,000 in the similar quarter last year.  The decrease was the result of lower office supplies and regulatory expenses and planned reductions in administrative personnel.

For the three months ended June 30, 2001 interest expense decreased to $14,000 from $15,000 for the similar quarter ended last year and interest income decreased to $2,000 for the three months ended June 30, 2001 from $4,000 for the similar period last year.  Other expenses decreased to $2,000 for the quarter ended June 30, 2001 from $10,000 in the similar quarter last year.

The net loss after taxes for the quarter ended June 30, 2001 was $499,000 compared to a net loss after taxes of $416,000 for the quarter ended June 30, 2000.  The basic and diluted net loss per share was $0.01 per share for the periods ended June 30, 2001 and June 30, 2000, respectively.

Cash and Sources of Liquidity

At June 30, 2001, the Company had $1,184,000 in cash and accounts receivable, a decrease of $740,000 as compared to cash and accounts receivable of $1,924,000 at March 31, 2001.  Working capital decreased to $170,000 at June 30, 2001 from $619,000 at March 31, 2001.

In May 2001, the Company renewed for a period of one year its $1 million revolving line of credit with its commercial lender, collateralized by accounts receivable, inventory and fixed assets.  The credit facility provides for an advance rate of 80% of eligible accounts receivable.  At June 30, 2001, the Company had $303,000 available to borrow.  The Company is currently in default of one of the financial covenants under its revolving line of credit because it has outstanding payables greater than normal payment terms in the amount of approximately $13,000.  See Part II, Item 3.

The Company requires significant funds to continue and expand operations.  The Company believes that if revenues do not approximate revenue levels achieved during the Company’s last fiscal year, the current cash on hand and its revolving line of credit will not be sufficient to meet its ongoing working capital and capital expenditures requirements.  Management is evaluating alternative actions necessary to address the liquidity issue, including, but not limited to, the deferment of salaries, personnel reductions and seeking additional financing, although at this time no funding sources have been established.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all.  The failure to raise the necessary funds or to take the actions required to finance its future cash requirements could materially adversely affect the continuing operations of the Company’s business in future periods.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.”  This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Pre-Acquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.  The provisions of this statement apply to all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method for those business combinations is prohibited.  This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  It is effective for fiscal years beginning after December 15, 2001.  Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

SFAS No. 141 and SFAS No. 142 are not applicable to the Company at this time.

PART II:  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

The Company is currently in default of one of the financial covenants under its $1 million revolving credit line because of the existence of outstanding payables greater then the normal payment terms in the amount of approximately $13,000.  The Company is in the process of settling these indebtedness.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits: The following exhibits are filed as part of this report:

Exhibit
Number	Description

11.1	Computation of Net Loss Per Share

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

SOLIGEN TECHNOLOGIES, INC.

Date: August 10, 2001	By:	/s/ Yehoram Uziel

Yehoram Uziel
President, CEO and Chairman of the Board
(Principal executive officer)

Date: August 10, 2001	By:	/s/ Robert Kassel

Robert Kassel
Chief Financial Officer
(Principal financial officer)