Form 10QSB
period 2001-09-30
SOLIGEN TECHNOLOGIES INC
filed 2001-11-13
CIK 916460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________________

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒      No  ☐

Number of shares of issuer’s Common Stock outstanding as of November 9, 2001: 37,111,680

Transitional Small Business Disclosure Format:      Yes  ☐  No  ☒

SOLIGEN TECHNOLOGIES, INC.

FORM 10-QSB

PART I:   FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

SOLIGEN TECHNOLOGIES, INC.

Consolidated Balance Sheets

	September 30,	March 31,
	2001	2001
	(unaudited)
ASSETS
Current assets
Cash	$345,000	$795,000
Accounts receivable, net	751,000	1,129,000
Inventories	63,000	57,000
Prepaid expenses and other current assets	82,000	40,000
Total current assets	1,241,000	2,021,000

Property, plant and equipment	2,771,000	2,759,000
Less: allowance for depreciation and amortization	2,472,000	2,369,000

Net property, plant and equipment	299,000	390,000

Other assets	44,000	42,000

Total assets	$1,584,000	$2,453,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of notes payable and revolving line of credit	$443,000	$615,000
Trade accounts payable	234,000	221,000
Accrued payroll and related expenses	215,000	191,000
Accrued expenses	262,000	303,000
Deferred revenue	162,000	72,000
Total current liabilities	1,316,000	1,402,000

Notes payable and revolving line of credit, less current portion	8,000	12,000

Total liabilities	1,325,000	1,414,000

Series B, redeemable preferred stock, no par value
8,425,000 shares authorized; 8,200,000, issued and outstanding	1,497,000	1,497,000

Series C, redeemable preferred stock, no par value
943,500 shares authorized, 933,500 and 943,500 issued and outstanding at September 30, 2001 and March 31, 2001, respectively	828,000	837,000
Total redeemable preferred stock	2,325,000	2,334,000

Stockholders' deficit
Common stock, no par value
90,000,000 shares authorized
37,111,680 and 37,011,680 shares issued and outstanding at September 30, 2001 and March 31, 2001, respectively	12,449,000	12,440,000
Accumulated deficit	(14,514,000)	(13,735,000)
Total stockholders' deficit	(2,065,000)	(1,295,000)

Total liabilities and stockholders' deficit	$1,584,000	$2,453,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2001	2000	2001	2000

Revenues	$1,212,000	$1,851,000	$2,325,000	$3,443,000

Cost of revenues	854,000	1,308,000	1,784,000	2,515,000

Gross profit	358,000	543,000	541,000	928,000

Operating expenses
Research and development	296,000	371,000	615,000	760,000
Selling	140,000	194,000	304,000	361,000
General and administrative	195,000	242,000	382,000	484,000

Total operating expenses	631,000	807,000	1,301,000	1,605,000

Loss from operations	(273,000)	(264,000)	(760,000)	(677,000)

Other income (expense)
Interest income	1,000	2,000	3,000	6,000
Interest expense	(8,000)	(20,000)	(22,000)	(35,000)
Other	--	--	2,000	10,000

Total other expense	(7,000)	(18,000)	(17,000)	(19,000)

Loss before provision for
income taxes	(280,000)	(282,000)	(777,000)	(696,000)
Provision for income taxes	--	--	2,000	2,000

Net loss	$(280,000)	$(282,000)	$(779,000)	$(698,000)

Basic and diluted
net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended September 30,

	2001	2000
Cash flows from operating activities:
Net loss	$(779,000)	$(698,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	103,000	88,000
Provision for doubtful accounts	(5,000)	(18,000)
(Increase) decrease in
Accounts receivable	383,000	255,000
Inventories	(6,000)	(28,000)
Prepaid expenses	(42,000)	(20,000)
Other current assets	(2,000)	(1,000)
Increase (decrease) in
Accounts payable	13,000	(16,000)
Accrued payroll and related expenses	24,000	3,000
Accrued expenses	(41,000)	24,000
Deferred revenue	90,000	5,000

Net cash used in operating activities	(262,000)	(406,000)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(12,000)	(16,000)

Net cash used in investing activities	(12,000)	(16,000)

Cash flows from financing activities:
Payments on notes payable	(23,000)	(9,000)
Net (repayments) borrowings under revolving line of credit	(224,000)	206,000
Proceeds from the issuance of notes payable	71,000	--
Proceeds from issuance of common stock	--	17,000

Net cash (used in) provided by financing activities	(176,000)	214,000

Net decrease in cash	(450,000)	(208,000)

Cash, beginning of period	795,000	515,000

Cash, end of period	$345,000	$307,000

The accompanying notes are an integral part of these financial statements

SOLIGEN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Basis of Presentation

The financial information included herein for the six month periods ended September 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of March 31, 2001, is derived from Soligen Technologies, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2001 Form 10-KSB.  See Part 1, Item 2, Management’s Discussion and Analysis or Plan of Operation – Results of Operations and Cash and Sources of Liquidity.”

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Accounting Policies

Reference is made to Note 1 of Notes to Financial Statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 for the summary of significant accounting policies.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operations of long-lived assets, except for certain obligations of lessees.  This statement is not applicable to the Company at this time.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  Inventories consist of the following:

September 30,
2001

Raw materials and parts	$58,000
Work in process	3,000
Finished goods	2,000
Total inventories	$63,000

Deferred Revenue

Deferred revenue relates to the DSPC technology product line.  The deferred revenue related to machine revenue results mainly from the Company’s issuance of licenses for the use of the machines, or to support the machines in the form of maintenance, rather than the outright sale of machines.  Maintenance and license revenues are recognized using the straight-line method over the term of the agreement, which is generally over a period of 12 months.

Debt

Notes payable and revolving line of credit at September 30, 2001 consisted of the following:

Revolving line of credit, secured by certain assets, bearing interest at the bank's prime rate (6.00% at September 30, 2001), plus 3%	$379,000
Note to finance company, bearing interest at 6.5%, due December 2001	63,000
Note to finance company, bearing interest at 9.05%, due July 2004	9,000
451,000
Less current portion	443,000
Long-term portion	$8,000

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

Each share of Series B Preferred was initially convertible into one share of the Company’s Common Stock, subject to adjustment for recapitalizations, stock splits and similar events.  Subject to certain exceptions, the Series B conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock for no consideration or for a consideration less than the fair market value of the Common Stock as of the date of such issuance.  The Series B Preferred automatically converts into Common Stock in the event the average trading price of the Company’s Common Stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 1,000,000 shares, if traded on a national securities exchange, or 1,500,000 shares if traded on NASDAQ or over-the-counter.  The Series B Preferred also automatically converts into Common Stock in the event the Company completes an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

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

Each share of Series C Preferred is convertible into ten shares of the Company’s Common Stock, subject to adjustment for recapitalizations, stock splits and similar events.  Subject to certain exceptions, the Series C conversion ratio is subject to adjustment in the event the Company issues shares of Common Stock without consideration or for a consideration per share less than the Series C conversion price as of the date of such issuance.  The Series C Preferred automatically converts into Common Stock if after February 22, 2002, the average trading price of the Company’s Common Stock over 60 consecutive trading days is greater than $1.00 per share and the cumulative trading volume during such 60 day period is at least 3,500,000 shares, if traded on a national securities exchange, or 5,000,000 shares if traded on NASDAQ or over-the-counter.  The Series C Preferred also automatically converts into Common Stock in the event the Company completes an underwritten public offering in which the Company receives gross proceeds of at least $10,000,000 and at a per share price of at least $1.00 per share (subject to adjustment for stock splits, recapitalizations, etc.).

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

Purchasers of Series C Preferred are also parties to an Investor Rights Agreement, which grants certain “piggyback” registration rights.  The Series C Preferred holders, voting as a separate class, are entitled to elect one member of the Company’s Board of Directors if the Series B holders no longer have a right to elect the Series B Director, or if Series Bholders do not exercise such right.

As a result of the Series C Preferred financing, Series B Preferred conversion price was changed to $0.1846 from $0.20.

During the quarter ended June 30, 2001, two investors converted 10,000 shares of Series C Preferred into 100,000 shares of the Company’s Common Stock.

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

DSPC also provides for a paradigm shift by enabling customer’s engineers to postpone the design and/or the fabrication of a production casting tooling that is normally used for manufacturing a limited number of metal parts.  Functional metal parts provided by DSPC accomplish not only cost savings for the customer’s engineer but will also allow him to functionally test a metal part in the shortest time possible before going into production.  This testing and proof of design of production tooling with very little chance of error provides significant time savings which accomplishes a prime goal of the manufacturer, i.e., the reduction in “Time to Market.”

In addition to capitalizing on the advantages of DSPC prototypes and rapidly produced bridging production, the DSPC system can also produce high volume production tooling.  Future plans for the Company include establishment of rapid response production facilities either owned by the Company or licensed third parties for small to medium sized runs as well as a network of alliances or joint ventures with mass production foundries operating licensed DSPC centers.  These DSPC centers will enable mass manufacturers to better participate in concurrent engineering programs with their customers together with their ability to cast near net shape production tooling for efficient manufacturing of production tooling.  By establishing these networks of DSPC centers, the Company will provide manufacturers a seamless transition from CAD file to finished production parts.  This network will operate under the trade name Parts Now®.  The Company’s first rapid response production facility consists of its aluminum foundry and machine shop located in Santa Ana, California and a DSPC production center located at the Company’s headquarters in Northridge, California.

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

Results of Operations

Revenues for the three and six months ended September 30, 2001 and 2000 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2001	2000	2001	2000
Parts Now®	$680,000	$1,313,000	$1,104,000	$2,414,000
DSPC® Production	414,000	355,000	959,000	594,000
Conventional production parts	118,000	181,000	262,000	433,000
DSPC® technology	--	2,000	--	2,000
Total revenues	$1,212,000	$1,851,000	$2,325,000	$3,443,000

Revenues decreased 35% or $639,000 to $1,212,000 for the quarter ended September 30, 2001 from $1,851,000 for the similar quarter last year and decreased 32% or $1,118,000 to $2,325,000 for the six months ended September 30, 2001 from $3,443,000 for the similar six months last year.  Combined revenues for Parts Now and DSPC production decreased 34% or $574,000 to $1,094,000 for the three months ended September 30, 2001 from $1,668,000 for the similar three months ended September 30, 2000.  Compared to the comparable six-month period a year ago, combined revenues for Parts Now and DSPC production decreased 31% or $945,000 to $2,063,000 from $3,008,000 for the similar period last year.  The decrease in Parts Now and DSPC production was the result of the slowdown in the automobile industry that caused orders to be either delayed or cancelled.  The decrease in customer’s orders began in the last quarter of the prior fiscal year, declined sharply in the first quarter ended June 30, 2001 and continued through the quarter ended September 30, 2001.

The DSPC production product line increased 17% or $59,000 to $414,000 in the quarter ended September 30, 2001 from $355,000 in the similar quarter last year and increased 61% or $365,000 to $959,000 for the six-month period ended September 30, 2001 from $594,000 compared to the six months ended September 30, 2000.  Parts Now revenues decreased 48% or $633,000 to $680,000 in the quarter ended September 30, 2001 from $1,313,000 and decreased 54% or $1,310,000 to $1,104,000 for the six-month-period ended September 30, 2001 from $2,414,000 for the similar six-month period last year. This decrease in Parts Now revenues was the result of the slowdown in the automotive industry causing customers programs to be either delayed or cancelled.  Customers continued to order DSPC production prototype parts in low volume; however, these customers did not follow through with production orders for bridging/short run volume parts.

For the quarter ended September 30, 2001, conventional production parts revenues (Santa Ana division) decreased 35% or $63,000 to $118,000 from $181,000 for the similar quarter last year and for the six-month period ended September 30, 2001 decreased 39% or $171,000 to $262,000 from $433,000 for the similar period last year.  The decline is primarily the result of a slowdown in the Southern California market segment for cast parts.

Gross profit for the quarter ended September 30, 2001 was $358,000 or 30% gross margin as compared to $543,000 gross profit or 29% gross margin for the similar quarter last year.  The Company was able to achieve a comparable gross margin, despite a 35% reduction in revenues for the quarter ended September 30, 2001, through planned reductions in labor, curtailed purchases of supplies, reduced scrap and reduction of outside services.  Gross profit for the six months ended September 30, 2001 was $541,000 or 23% gross margin as compared to $928,000 or 27% gross margin for the six months ended September 30, 2000.

Research and development expenses decreased 20% or $75,000 to $296,000 for the quarter ended September 30, 2001 from $371,000 for the quarter ended September 30, 2000 and decreased 19% or $145,000 to $615,000 for the six months ended September 30, 2001 from $760,000 for the six months ended September 30, 2000.  The decrease was the result of planned reductions in personnel and personnel related expenses.

Selling expenses decreased 28% or $54,000 to $140,000 for the quarter ended September 30, 2001 from $194,000 for the similar quarter last year and decreased 16% or $57,000 to $304,000 for the six months ended September 30, 2001 from $361,000 for the similar six-month period last year.  The decrease in selling expenses for the quarter ended September 30, 2001 compared to the similar period last year was the result of planned reductions in sales personnel, sales related expenses and reduced advertising and promotion expenses.  A third party sales representative agreement was initiated to compensate for the sales personnel reduction.

General and administrative expenses decreased 19% or $47,000 to $195,000 for the quarter ended September 30, 2001 from $242,000 for the quarter ended September 30, 2000 and decreased 21% or $102,000 to $382,000 for the six-month period ended September 30, 2001 from $484,000 for the similar period last year.  The expense decrease in the quarter and year to date ended September 30, 2001 compared to the similar quarter and year to date last year was the result of planned reductions in personnel and personnel related expenses, lower office expenses and professional fees.

Interest expenses were $8,000 and $20,000 for the quarters ended September 30, 2001 and 2000, respectively and $22,000 and $35,000 for the for the six months ended September 30, 2001 and 2000, respectively.  The reduction in borrowing costs was primarily the result of a decrease in the prime-lending rate.

The net loss after taxes for the quarter ended September 30, 2001 was $280,000 compared to a net loss after taxes of $282,000 for the similar quarter last year and the net loss after taxes for the six-month period ended September 30, 2001 was $779,000 compared to a net loss after taxes of $698,000 for the similar six month period a year ago.

Cash and Sources of Liquidity

At September 30, 2001, the Company had $1,096,000 in cash and accounts receivable, a decrease of $88,000 compared to $1,184,000 in cash and accounts receivable at June 30, 2001 and a decrease of $828,000 compared to $1,924,000 in cash and accounts receivable at March 31, 2001.  Working capital decreased to ($75,000) at September 30, 2001 from $170,000 at June 30, 3001 and from $619,000 at March 31, 2001. The costs reduction measures implemented by the Company in the quarter ended September 30, 2001 resulted in a net decrease in cash of $2,000 compared to a net decrease in cash of $448,000 in the quarter ended June 30, 2001.  In May 2001, the Company renewed its $1 million revolving line of credit with its commercial lender for a period of one year collateralized by accounts receivable, inventory and fixed assets.  The credit facility provides for an advance rate of 80% of eligible accounts receivable.

The Company requires significant funds to continue and expand operations.  Although the Company’s results of operations in the quarter ended September 30, 2001 were cash neutral, it believes that if revenues remain at the current levels and the Company continues its cost and cash reduction measures, the current cash on hand and its revolving line of credit should be sufficient to meet its ongoing working capital requirements.  Management has taken significant steps to address the liquidity and cash flow issue through the deferment of salaries, reduction of hourly wages, personnel reductions and implementation of controls directed at purchasing of only essential supplies.  The Company’s Board of Directors formed a special committee to consider strategic alliances or merger alternatives available to the Company and is also seeking additional financing although at this time no funding sources or strategic alliances have been established.  There can be no assurance that such additional financing, strategic alliance or merger alternatives will be available on terms acceptable to the Company or at all.  The failure to raise the necessary funds or to accomplish the actions required to finance its future cash requirements could materially adversely affect the continuing operations of the Company’s business in future periods

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On August 24, 2001, the Company held its 2001 Annual Meeting of Shareholders, at which the following actions were taken:

1.             The Common and Preferred Shareholders elected four nominees to the Board of Directors of the Company.  The three Directors elected by the Common and Preferred Shareholders voting together were Yehoram Uziel, Mark E. Dowley and Patrick J. Lavelle (41,121,015, 41,154,516 and 41,156,015 shares were voted in favor and 165,141, 131,640 and 310,141 shares abstained from voting for each of the nominees named, respectively).  No shares were voted against the nominees.  With respect to the one director elected by the Series B Preferred Stock, one nominee, David F. Hadley was elected with 5,337,075 shares voted in favor and no shares abstained from voting or voted against the nominee.

2.             The Shareholders approved an amendment to the Company’s 1993 Stock Option Plan to increase the aggregate number of shares of Common Stock that may be issued thereunder from 6,500,000 to 8,000,000 (39,918,194 voted in favor, 658,795 shares voted against and 709,167 shares abstained from voting on this proposal).

3.             The Shareholders ratified the selection of Singer Lewak Greenbaum & Goldstein LLP as independent public accountants for the Company for the fiscal year ended March 31, 2001 (40,991,631 shares voted in favor, 160,901 shares voted against and 133,624 shares abstained from voting on this proposal).

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

                                                                                                                SOLIGEN TECHNOLOGIES, INC.

Date: November 9, 2001	By:	/s/ Yehoram Uziel
Yehoram Uziel
President, CEO and Chairman of the Board
(Principal executive officer)

Date: November 9, 2001	By:	/s/ Robert Kassel
Robert Kassel
Chief Financial Officer
(Principal financial officer)