Form 10QSB
period 2001-12-31
SOLIGEN TECHNOLOGIES INC
filed 2002-02-14
CIK 916460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________________

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒      No  ☐

Number of shares of issuer’s Common Stock outstanding as of February 8, 2002: 38,466,268

Transitional Small Business Disclosure Format:      Yes  ☐      No  ☒

SOLIGEN TECHNOLOGIES, INC.

FORM 10-QSB

PART I:    FINANCIAL INFORMATION

Item 1:    Consolidated Financial Statements

SOLIGEN TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,	March 31,
	2001	2001
	(unaudited)
ASSETS
Current assets
Cash	$220,000	$795,000
Accounts receivable, net	978,000	1,129,000
Inventories	76,000	57,000
Prepaid expenses and other current assets	74,000	40,000
Total current assets	1,348,000	2,021,000

Property, plant and equipment	2,767,000	2,759,000
Less: allowance for depreciation and amortization	2,524,000	2,369,000

Net property, plant and equipment	243,000	390,000

Other assets	43,000	42,000

Total assets	$1,634,000	$2,453,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of notes payable and revolving line of credit	$573,000	$615,000
Trade accounts payable	267,000	221,000
Accrued payroll and related expenses	410,000	191,000
Accrued expenses	269,000	303,000
Deferred revenue	90,000	72,000
Total current liabilities	1,609,000	1,402,000

Notes payable and revolving line of credit, less current portion	8,000	12,000

Total liabilities	1,617,000	1,414,000

Series B, redeemable preferred stock, no par value 8,425,000 shares authorized, 6,950,000 and 8,200,000 issued and outstanding at December 31, 2001 and March 31, 2001, respectively	1,269,000	1,497,000

Series C, redeemable preferred stock, no par value 943,500 shares authorized, 933,500 and 943,500 issued and outstanding at December 31, 2001 and March 31, 2001, respectively	828,000	837,000
Total redeemable preferred stock	2,097,000	2,334,000

Stockholders’ deficit
Common stock, no par value
90,000,000 shares authorized
38,466,268 and 37,011,680 shares issued and outstanding at December 31, 2001 and March 31, 2001, respectively	12,677,000	12,440,000
Accumulated deficit	(14,757,000)	(13,735,000)
Total stockholders’ deficit	(2,080,000)	(1,295,000)

Total liabilities and stockholders’ deficit	$1,634,000	$2,453,000

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
Revenues	$1,305,000	$1,442,000	$3,630,000	$4,885,000

Cost of revenues	889,000	1,053,000	2,673,000	3,568,000

Gross profit	416,000	389,000	957,000	1,317,000
Operating expenses
Research and development	302,000	353,000	917,000	1,113,000
Selling	128,000	210,000	432,000	571,000
General and administrative	227,000	216,000	609,000	700,000

Total operating expenses	657,000	779,000	1,958,000	2,384,000

Loss from operations	(241,000)	(390,000)	(1,001,000)	(1,067,000)

Other income (expense)
Interest income	1,000	2,000	4,000	8,000
Interest expense	(21,000)	(24,000)	(43,000)	(59,000)
Other	18,000	—	20,000	10,000

Total other expense	(2,000)	(22,000)	(19,000)	(41,000)

Loss before provision for income taxes	(243,000)	(412,000)	(1,020,000)	(1,108,000)
Provision for income taxes	—	—	2,000	2,000

Net loss	$(243,000)	$(412,000)	$(1,022,000)	$(1,110,000)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

SOLIGEN TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,022,000)	$(1,110,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	155,000	131,000
Provision for doubtful accounts	(12,000)	(6,000)
(Increase) decrease in
Accounts receivable	163,000	381,000
Inventories	(19,000)	(17,000)
Prepaid expenses	(34,000)	(7,000)
Other current assets	(1,000)	(1,000)
Increase (decrease) in
Accounts payable	46,000	(24,000)
Accrued payroll and related expenses	219,000	63,000
Accrued expenses	(34,000)	111000
Deferred revenue	18,000	37,000

Net cash used in operating activities	(521,000)	(442,000)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(8,000)	(39,000)

Net cash used in investing activities	(8,000)	(39,000)

Cash flows from financing activities:
Payments on notes payable	(76,000)	(14,000)
Net (repayments) borrowings under revolving line of credit	(67,000)	178,000
Proceeds from the issuance of notes payable	97,000	—
Proceeds from issuance of common stock	—	17,000

Net cash (used in) provided by financing activities	(46,000)	181,000

Net decrease in cash	(575,000)	(300,000)

Cash, beginning of period	795,000	515,000

Cash, end of period	$220,000	$215,000

The accompanying notes are an integral part of these financial statements

SOLIGEN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Basis of Presentation

The financial information included herein for the nine month periods ended December 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of March 31, 2001, is derived from Soligen Technologies, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2001 Form 10-KSB.  See Part 1, Item 2, Management’s Discussion and Analysis or Plan of Operation — Results of Operations and Cash and Sources of Liquidity.”

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Accounting Policies

Reference is made to Note 1 of Notes to Financial Statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 for the summary of significant accounting policies.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  Inventories consist of the following:

December 31,
2001
Raw materials and parts	$68,000
Work in process	5,000
Finished goods	3,000
Total inventories	$76,000

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

Debt

Notes payable and revolving line of credit at December 31, 2001 consisted of the following:

Revolving line of credit, secured by certain assets, bearing interest at the bank’s prime rate (4.75% at December 31, 2001), plus 3%	$536,000
Note to finance company, bearing interest at 6.5%, due June 2002	36,000
Note to finance company, bearing interest at 9.05%, due July 2004	9,000
581,000
Less current portion	573,000
Long-term portion	$8,000

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

During fiscal 2001, three investors converted 225,000 shares of Series B Preferred into 235,459 shares of the Company’s Common Stock.  During the quarter ended December 31, 2001, one investor converted 1,250,000 shares of Series B Preferred into 1,354,588 shares of the Company’s Common Stock.

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-QSB contains certain forward-looking statements.  Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and projections.  Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by or include the words, “believes,” “anticipates,” “plans,” “expects,” “may,” “should” or other similar expressions are forward-looking statements.  These forward-looking statements are subject to a number of risks and uncertainties. including, among others (i) customer acceptance of the Company’s “one stop shop” Parts Now program; (ii) the possible emergence of competing technologies; and (iii) the Company’s ability to obtain additional financing required to support its projected revenue growth.  Actual results could differ materially from these forward-looking statements.  In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-QSB will in fact transpire.  The Company disclaims any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Revenues for the three and nine months ended December 31, 2001 and 2000 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
Parts Now®	$838,000	$731,000	$1,942,000	$3,145,000
DSPC® Production	329,000	531,000	1,288,000	1,125,000
Conventional production parts	135,000	180,000	397,000	613,000
DSPC® technology	3,000	—	3,000	2,000
Total revenues	$1,305,000	$1,442,000	$3,630,000	$4,885,000

Revenues decreased 10% or $137,000 to $1,305,000 for the quarter ended December, 2001 from $1,442,000 for the similar period last year and decreased 26% or $1,255,000 to $3,630,000 for the nine months ended December 31, 2001 from $4,885,000 for the similar nine months last year.  Combined revenues for Parts Now and DSPC production decreased 8% or $95,000 to $1,167,000 for the quarter ended December 31, 2001 from $1,262,000 for the similar quarter ended December 31, 2000.  Compared to the comparable nine-month period a year ago, combined revenues for Parts Now and DSPC production decreased 24% or $1,040,000 to $3,230,000 from $4,270,000 for the similar nine months last year.

The DSPC production product line decreased 38% or $202,000 to $329,000 in the quarter ended December 31, 2001 from $531,000 in the similar quarter last year and increased 14% or $163,000 to $1,288,000 for the nine-month period ended December 31, 2001 from $1,125,000 compared to the nine months ended December 31, 2000.  Parts Now revenues increased 15% or $107,000 to $838,000 in the quarter ended December 31, 2001 from $731,000 and decreased 38% or $1,203,000 to $1,942,000 for the nine-month period ended December 31, 2001 from $3,145,000 for the similar nine-month period last year. The nine-month year to year decrease in Parts Now revenues was the result of the slowdown in the automotive industry causing customers’ programs to be either delayed or cancelled.  The decrease in customer orders began in the last quarter of the prior fiscal year, declined sharply in the first quarter ended June 30, 2001 and continued through the quarter ended December 31, 2001.  Compared to the comparable nine-month period a year ago, customers continued to order DSPC production prototype parts in low volume; however, these customers did not follow through with production orders for bridging/short run volume parts.

For the quarter ended December 31, 2001, conventional production parts revenues (Santa Ana division) decreased 25% or $45,000 to $135,000 from $180,000 for the similar quarter last year and for the nine-month period ended December 31, 2001 decreased 35% or $216,000 to $397,000 from $613,000 for the similar period last year.  The decline is primarily the result of a slowdown in the Southern California market segment for cast parts.

Gross profit for the quarter ended December 31, 2001 was $416,000 or 32% gross margin as compared to $389,000 gross profit or 27% gross margin for the similar quarter last year.  The Company was able to achieve a comparable gross margin, despite a 10% reduction in revenues for the quarter ended December 31, 2001, through planned reductions in labor, curtailed purchases of supplies, reduced scrap and reduction of outside services.  Gross profit for the nine months ended December 31, 2001 was $957,000 or 26% gross margin as compared to $1,317,000 or 27% gross margin for the nine months ended December 31, 2000.

Research and development expenses decreased 14% or $51,000 to $302,000 for the quarter ended December 31, 2001 from $353,000 for the quarter ended December 31, 2000 and decreased 18% or $196,000 to $917,000 for the nine months ended December 31, 2001 from $1,113,000 for the nine months ended December 31, 2000.  The decrease was the result of planned reductions in personnel and personnel related expenses.

Selling expenses decreased 39% or $82,000 to $128,000 for the quarter ended December 31, 2001 from $210,000 for the similar quarter last year and decreased 24% or $139,000 to $432,000 for the nine months ended December 31, 2001 from $571,000 for the similar nine-month period last year.  The decrease in selling expenses for the three and nine months ended December 31, 2001 compared to the similar periods last year was the result of planned reductions in sales personnel, sales related expenses and reduced advertising and promotion expenses.  A third party sales representative agreement was initiated to compensate for the sales personnel reduction.

General and administrative expenses increased 5% or $11,000 to $227,000 for the quarter ended December 31, 2001 from $216,000 for the quarter ended December 31, 2000 and decreased 13% or $91,000 to $609,000 for the nine-month period ended December 31, 2001 from $700,000 for the similar period last year.  The expense decrease in the nine months ended December 31, 2001 compared to the similar year to date last year was the result of planned reductions in personnel and personnel related expenses, lower office expenses and professional fees.

Interest expenses were $21,000 and $24,000 for the quarters ended December 31, 2001 and 2000, respectively and $43,000 and $59,000 for the for the nine months ended December 31, 2001 and 2000, respectively.  The reduction in borrowing costs was primarily the result of a decrease in the prime-lending rate.

The net loss after taxes for the quarter ended December 31, 2001 was $243,000 compared to a net loss after taxes of $412,000 for the similar quarter last year and the net loss after taxes for the nine-month period ended December 31, 2001 was $1,022,000 compared to a net loss after taxes of $1,110,000 for the similar nine-month period a year ago.

Cash and Sources of Liquidity

At December 31, 2001, the Company had $1,198,000 in cash and accounts receivable, an increase of $102,000 compared to $1,096,000 in cash and accounts receivable at September 30, 2001.  The $1,198,000 in cash and accounts receivable was a decrease of $726,000 when compared to $1,924,000 at March 31, 2001.  Working capital decreased to ($261,000) at December 31, 2001 from ($75,000) at September 30, 3001 and from $619,000 at March 31, 2001.

In the quarter ended June 30, 2001, the Company had a negative cash flow of $448,000.  As a result of the cost reductions measures implemented by the Company in the quarter ended September 30, 2001, the Company’s negative cash flow was reduced to $127,000 for the six month period ended December 31, 2001 for a total negative cash flow of $575,000 for the nine months ended December 31, 2001.

The Company’s cash position has continued to deterioriate.  Further operations will be severely impacted should the negative cash flow continue in the same manner as it has during the quarter ended December 31, 2001 and the month of January 2002.  Negative cash flows of this magnitude will result in the Company’s inability to meet its ongoing working capital requirements during the current quarter.

At this time the special committee formed by the Board of Directors has not resulted in any strategic alliance or merger alternatives.  The failure to raise the necessary funds or to accomplish the actions required to finance its future cash requirements could materially adversely affect the continuing operations of the Company’s business in future periods.

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

SOLIGEN TECHNOLOGIES, INC.

Date: February 11, 2002	By:	/s/ Yehoram Uziel
Yehoram Uziel
President, CEO and Chairman of the Board
(Principal executive officer)

Date: February 11, 2002	By:	/s/ Robert Kassel
Robert Kassel
Chief Financial Officer
(Principal financial officer)